Form 10-Q
period 2019-06-30
Gores Holdings III, Inc.
filed 2019-08-09
CIK 1720821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GRSH	Nasdaq Capital Market
Warrants	GRSHW	Nasdaq Capital Market
Units	GRSHU	Nasdaq Capital Market

GORES HOLDINGS III, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$142,357	$856,182
Prepaid assets	174,840	206,849
Total current assets	317,197	1,063,031
Investments and cash held in Trust Account	406,337,705	402,605,952
Total assets	$406,654,902	$403,668,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	39,350	25,658
Current income tax payable	24,154	461,662
State franchise tax accrual	20,000	200,050
Total current liabilities	83,504	687,370
Deferred underwriting compensation	14,000,000	14,000,000
Deferred income tax payable	274,811	—
Total liabilities	14,358,315	14,687,370
Commitments and Contingencies:
Class A subject to possible redemption, 38,724,356 and 38,398,161 shares at June 30, 2019 and December 31, 2018, respectively (at redemption value of $10 per share)	387,243,560	383,981,610
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,275,644 and 1,601,839 shares issued and outstanding (excluding 38,724,356 and 38,398,161 shares subject to possible redemption) at June 30, 2019 and December, 31, 2018, respectively	128	160
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	23,880	3,285,798
Retained earnings	5,028,019	1,713,045
Total stockholders’ equity	5,053,027	5,000,003
Total liabilities and stockholders’ equity	$406,654,902	$403,668,983

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Professional fees and other expenses	(152,634)	(16,344)	(354,893)	(19,317)
State franchise taxes, other than income tax	(50,000)	(600)	(100,000)	(1,200)
Net loss from operations	(202,634)	(16,944)	(454,893)	(20,517)
Other income - interest income	2,507,223	—	4,866,635	—
Income/(loss) before income taxes	$2,304,589	$(16,944)	$4,411,742	$(20,517)
Income tax	(654,265)	—	(1,096,768)	—
Net income/(loss) attributable to common shares	$1,650,324	$(16,944)	$3,314,974	$(20,517)

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.05	$-	$0.09	$-
Class F ordinary shares - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2018
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at March 31, 2018	-	$-	10,781,250	$1,078	$23,922	$(27,257)	$(2,257)
Net loss	-	-	-	-	-	(16,944)	(16,944)
Balance at June 30, 2018	-	$-	10,781,250	$1,078	$23,922	$(44,201)	$(19,201)

	Six Months Ended June 30, 2018
Balance at January 1, 2018	-	$-	10,781,250	$1,078	$23,922	$(23,684)	$1,316
Net loss	-	-	-	-	-	(20,517)	(20,517)
Balance at June 30, 2018	-	$-	10,781,250	$1,078	$23,922	$(44,201)	$(19,201)

	Three Months Ended June 30, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at March 31, 2019	1,435,374	$144	10,000,000	$1,000	$1,621,164	$3,377,695	$5,000,003
Change in proceeds subject to possible redemption to 38,724,356 shares at redemption value	(159,730)	(16)	-	-	(1,597,284)	-	(1,597,300)
Net income	-	-	-	-	-	1,650,324	1,650,324
Balance at June 30, 2019	1,275,644	$128	10,000,000	$1,000	$23,880	$5,028,019	$5,053,027

	Six Months Ended June 30, 2019
Balance at Januray 1, 2019	1,601,839	$160	10,000,000	$1,000	$3,285,798	$1,713,045	$5,000,003
Change in proceeds subject to possible redemption to 38,724,356 shares at redemption value	(326,195)	(32)	-	-	(3,261,918)	-	(3,261,950)
Net income	-	-	-	-	-	3,314,974	3,314,974
Balance at June 30, 2019	1,275,644	$128	10,000,000	$1,000	$23,880	$5,028,019	$5,053,027

See accompanying notes to the unaudited, condensed, interim financial statements

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income/(loss)	$3,314,974	$(20,517)
Changes in deferred income tax	274,811	—
Changes in state franchise tax accrual	(180,050)	592
Changes in prepaid assets	32,009	—
Changes in deferred offering costs associated with public offering	—	(143,059)
Changes in income taxes payable	(437,508)	—
Changes in accrued expenses, formation and offering costs	13,692	71,367
Net cash provided by/(used in) operating activities	3,017,928	(91,617)
Cash flows from investing activities:
Interest reinvested in Trust Account	(3,731,753)	—
Net cash used in investing activities	(3,731,753)	—
Increase in cash	(713,825)	(91,617)
Cash at beginning of period	856,182	109,737
Cash at end of period	$142,357	$18,120
Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$—	$89,368
Cash paid for income and state franchise taxes	1,539,515	608

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

At June 30, 2019, the Company had not commenced any operations. All activity for the period from October 23, 2017 (inception) through June 30, 2019 relates to the Company’s formation and initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company completed the Public Offering on September 11, 2018 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2019, the Trust Account consisted of cash and treasury bills.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are in favor of the Business Combination. In accordance with the Company’s charter, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$1,820,763	$(170,439)	$-	$(16,944)	$3,624,027	$(309,053)	$-	$(20,517)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	-	10,781,250	40,000,000	10,000,000	-	10,781,250
Basic and diluted net income/(loss) per share	$0.05	$(0.02)	$-	$(0.00)	$0.09	$(0.03)	$-	$(0.00)

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

Offering Costs

The Company complies with the requirements of the ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, on the IPO Closing Date, offering costs of approximately $22,756,432 (including $22,000,000 in underwriter’s fees), were charged to stockholders’ equity.

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

Accordingly, at June 30, 2019, 38,724,356 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments and Cash Held in Trust Account

At June 30, 2019, the Company had $406,337,705 in the Trust Account which may be utilized for Business Combinations. At June 30, 2019, the Trust Account consisted of both cash and treasury bills.

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

In addition, at June 30, 2019 and December 31, 2018, the Company had current liabilities of $83,504 and $687,370, respectively, and working capital of $233,693 and $375,661, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1 as well as tax liabilities. Such work is continuing after June 30, 2019 and amounts are continuing to accrue.

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

For the six months ended June 30, 2018 and year ending December 31, 2018, the Company paid the affiliate $120,000 and $76,000, respectively.

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

Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2019. As of June 30, 2019, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	406,337,705	406,337,705	—	—
Total	$406,337,705	$406,337,705	$—	$—

8.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2019, there were 40,000,000 shares of Class A common stock (inclusive of the 38,724,356 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2019, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated on October 23, 2017 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on September 11, 2018. As of June 30, 2019, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the six months ended June 30, 2019, we had net income of $3,314,974. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by September 11, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at June 30, 2019, we had $142,357 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

As of June 30, 2019 and December 31, 2018, we had cash held outside of the Trust Account of approximately $142,357 and $856,182, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2019 and December 31, 2018, the Company had current liabilities of $83,504 and $687,370 and working capital of $233,693 and $375,661, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as well as tax liabilities. Such work is continuing after June 30, 2019 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of June 30, 2019 and December 31, 2018, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Offering costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, on the IPO Closing Date, offering costs totaling approximately $22,756,432 (including $22,000,000 in underwriter’s fees), were charged to stockholders’ equity.

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

Accordingly, at June 30, 2019, 38,724,356 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net income/(loss) per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the Six months ended June 30, 2019 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2019, $406,337,705 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2019, investment securities in the Company’s Trust Account consist of $406,337,250 and in United States Treasury Bills and $455 in cash. As of June 30, 2019, the effective annualized interest rate generated by our investments was approximately 2.35%.

We have not engaged in any hedging activities during the Six months ended June 30, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

Through June 30, 2019, we incurred approximately $8,756,432 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated September 7, 2018 which was filed with the SEC.

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

As of June 30, 2019, after giving effect to our Public Offering and our operations subsequent thereto, approximately $406,337,705 was held in the Trust Account, and we had approximately $142,357 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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
Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings III, Inc. for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income,  (iii) Statements of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS III, INC.

Date: August 9, 2019	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)