Form 10-Q
period 2019-09-30
Gores Holdings III, Inc.
filed 2019-11-12
CIK 1720821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☒  NO ☐

As of November 12, 2019, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS III, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,108,749	$856,182
Prepaid assets	134,115	206,849
Total current assets	1,242,864	1,063,031
Deferred tax asset	308,341	—
Investments and cash held in Trust Account	407,067,134	402,605,952
Total assets	$408,618,339	$403,668,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$1,872,153	$25,658
Current income tax payable	567,888	461,662
State franchise tax accrual	30,000	200,050
Total current liabilities	2,470,041	687,370
Deferred underwriting compensation	14,000,000	14,000,000
Total liabilities	16,470,041	14,687,370
Commitments and Contingencies:
Class A subject to possible redemption, 38,714,829 and 38,398,161 shares at September 30, 2019 and December 31, 2018, respectively (at redemption value of $10 per share)	387,148,290	383,981,610
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,285,171 and 1,601,839 shares issued and outstanding (excluding 38,714,829 and 38,398,161 shares subject to possible redemption) at September 30, 2019 and December, 31, 2018, respectively	129	160
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in capital	119,149	3,285,798
Retained earnings	4,879,730	1,713,045
Total stockholders’ equity	5,000,008	5,000,003
Total liabilities and stockholders’ equity	$408,618,339	$403,668,983

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Professional fees and other expenses	(2,236,058)	(44,312)	(2,590,951)	(63,629)
State franchise taxes, other than income tax	(50,000)	(10,591)	(150,000)	(11,791)
Net loss from operations	(2,286,058)	(54,903)	(2,740,951)	(75,420)
Other income - interest income	2,098,351	382,026	6,964,986	382,026
Income/(loss) before income taxes	$(187,707)	$327,123	$4,224,035	$306,606
Income tax	39,418	(75,501)	(1,057,350)	(75,501)
Net income attributable to common shares	$(148,289)	$251,622	$3,166,685	$231,105

Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$0.04	$0.10	$0.12
Class F ordinary shares - basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.01)

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2018
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at June 30, 2018	-	$-	10,781,250	$1,078	$23,922	$(44,201)	$(19,201)
Proceeds from initial public offering of Units on September 11, 2018 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on September 11, 2018 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(731,922)	-	(731,922)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,241,399 shares at a redemption price of $10.00	(38,250,049)	(3,825)	-	-	(382,496,665)	-	(382,500,490)
Net income	-	-	-	-	-	251,622	251,622
Balance at September 30, 2018	1,749,951	$175	10,781,250	$1,078	$4,791,335	$207,421	$5,000,009

	Nine Months Ended September 30, 2018
Balance at January 1, 2018	-	$-	10,781,250	$1,078	$23,922	$(23,684)	$1,316
Proceeds from initial public offering of Units on September 11, 2018 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on September 11, 2018 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(731,922)	-	(731,922)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,241,399 shares at a redemption price of $10.00	(38,250,049)	(3,825)	-	-	(382,496,665)	-	(382,500,490)
Net income	-	-	-	-	-	231,105	231,105
Balance at September 30, 2018	1,749,951	$175	10,781,250	$1,078	$4,791,335	$207,421	$5,000,009

	Three Months Ended September 30, 2019
	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at June 30, 2019	1,275,644	$128	10,000,000	$1,000	$23,880	$5,028,019	$5,053,027
Change in proceeds subject to possible redemption to 38,714,829 shares at redemption value	9,527	1	-	-	95,269	-	95,270
Net income	-	-	-	-	-	(148,289)	(148,289)
Balance at September 30, 2019	1,285,171	$129	10,000,000	$1,000	$119,149	$4,879,730	$5,000,008

	Nine Months Ended September 30, 2019
Balance at Januray 1, 2019	1,601,839	$160	10,000,000	$1,000	$3,285,798	$1,713,045	$5,000,003
Change in proceeds subject to possible redemption to 38,714,829 shares at redemption value	(316,668)	(31)	-	-	(3,166,649)	-	(3,166,680)
Net income	-	-	-	-	-	3,166,685	3,166,685
Balance at September 30, 2019	1,285,171	$129	10,000,000	$1,000	$119,149	$4,879,730	$5,000,008

See accompanying notes to the unaudited, condensed, interim financial statements

GORES HOLDINGS III, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$3,166,685	$231,105
Changes in deferred income tax	(308,341)	—
Changes in state franchise tax accrual	(170,050)	11,182
Changes in prepaid assets	72,734	(23,417)
Changes in deferred offering costs associated with public offering	—	153,198
Changes in income taxes payable	106,226	75,501
Changes in accrued expenses, formation and offering costs	1,846,495	266,210
Net cash provided by operating activities	4,713,749	713,779
Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	(4,461,182)	(382,026)
Net cash used in investing activities	(4,461,182)	(400,382,026)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	—	(150,000)
Payment of underwriter's discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(731,922)
Net cash provided by financing activities	—	401,118,078
Increase in cash	252,567	1,449,831
Cash at beginning of period	856,182	109,737
Cash at end of period	$1,108,749	$1,559,568
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000
Offering costs included in accrued expenses	—	343,319
Cash paid for income and state franchise taxes	1,579,515	608

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from October 23, 2017 (inception) through September 30, 2019 relates to the Company’s formation and initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company completed the Public Offering on September 11, 2018 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Proposed PAE Business Combination

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, EAP Merger Sub, Inc. (“First Merger Sub”), EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation, the ultimate parent of Pacific Architects and Engineers, LLC (“PAE”), and Platinum Equity Advisors, LLC, in its capacity as the stockholder representative (the “Stockholder Representative”), which provides for, among other things, (i) the merger of First Merger Sub with and into PAE, with PAE continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of PAE with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). As a result of the First Merger, the Company will own 100% of the outstanding common stock of PAE and each share of common stock of PAE will be cancelled and converted into the right to receive a portion of the consideration. As a result of the Second Merger, the Company will own 100% of the outstanding interests in the Second Merger Sub. Following the closing of the Proposed Business Combination, the Company will own, directly or indirectly, all the stock of PAE and its subsidiaries and the PAE stockholders as of immediately prior to the effective time of the First Merger (the “PAE Stockholders”) will hold a portion of the Company’s Class A common stock.

The Merger Agreement

Merger Consideration

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the PAE Stockholders will consist of: (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is expected to be approximately $444 million; and (b) a number of shares of newly-issued Company Class A common stock equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $251 million before adjusting for the cancellation of a portion of the shares of Class F common stock of the Company issued to Sponsor pursuant to that certain Securities Subscription Agreement, dated November 3, 2017, by and between Sponsor and the Company (the “Founder Shares”). The merger consideration payable to the PAE Stockholders is also subject to adjustment based on PAE’s working capital, cash, transaction expenses and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement. Including assumed indebtedness (net of available cash) of PAE of approximately $572 million at the closing (after giving effect to the partial repayment of existing indebtedness as contemplated by the Merger Agreement), the aggregate purchase price to be paid by the Company to acquire PAE is expected to be approximately $1.4 billion.

In addition to the consideration to be paid at the closing of the transactions contemplated by the Merger Agreement, PAE Stockholders will be entitled to receive additional earn-out payments from the Company of up to an aggregate of four million shares of Company Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Mergers.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions as well as specified cash availability conditions. The Merger Agreement also contains customary representations and warranties and may be terminated by the parties thereto as specified therein.

Private Placement Subscription Agreements

On November 1, 2019, the Company entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate 23,913,044 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). The anticipated gross proceeds from the Private Placement of approximately $220,000,000 will be used to partially fund the cash consideration to be paid to PAE.  The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

In order to facilitate the Private Placement, Sponsor has agreed to the cancellation of 3,000,000 of its Founder Shares and the shares of Class A common stock to be issued to the participants in the Private Placement will be issued at a discounted price of $9.20. The remaining Founder Shares will automatically be converted into shares of Class A common stock at the closing of the transactions contemplated by the Merger Agreement.

Financing

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

The Company intends to finance the Proposed Business Combination with the net proceeds from its $400,000,000 Public Offering and its sale of $10,000,000 of Private Placement Warrants and the Private Placement.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2019, the Trust Account consisted of cash and treasury bills.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination, including the Proposed Business Combination.

The Company, after signing a definitive agreement for a Business Combination, is required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are in favor of the Business Combination. In accordance with the Company’s charter, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination. For business and other reasons, the Company has elected to provide its stockholders with the opportunity to have their public shares redeemed in connection with a stockholder vote to approve the Proposed Business Combination rather than a tender offer.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$300,529	$(448,818)	$332,628	$(81,006)	$3,924,556	$(757,871)	$358,373	$(127,268)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	8,696,000	10,781,250	40,000,000	10,000,000	2,932,000	10,781,250
Basic and diluted net income/(loss) per share	$0.01	$(0.04)	$0.04	$(0.01)	$0.10	$(0.08)	$0.12	$(0.01)

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

Accordingly, at September 30, 2019, 38,714,829 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019.

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

Investments and Cash Held in Trust Account

At September 30, 2019, the Company had $407,067,134 in the Trust Account which may be utilized for Business Combinations. At September 30, 2019, the Trust Account consisted of both cash and treasury bills.

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

In addition, at September 30, 2019 and December 31, 2018, the Company had current liabilities of $2,470,041 and $687,370, respectively, and working capital of ($1,227,177) and $375,661, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1 as well as tax liabilities. Such work is continuing after September 30, 2019 and amounts are continuing to accrue.

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

For the nine months ended September 30, 2019 and year ending December 31, 2018, the Company paid the affiliate $180,000 and $76,000, respectively.

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

Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2019. As of September 30, 2019, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	407,067,134	407,067,134	—	—
Total	$407,067,134	$407,067,134	$—	$—

8.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2019, there were 40,000,000 shares of Class A common stock (inclusive of the 38,714,829 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2019, there were no shares of preferred stock issued and outstanding.

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

Recent Developments

Proposed PAE Business Combination

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, EAP Merger Sub, Inc. (“First Merger Sub”), EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation, the ultimate parent of Pacific Architects and Engineers, LLC (“PAE”), and Platinum Equity Advisors, LLC, in its capacity as the stockholder representative (the “Stockholder Representative”), which provides for, among other things, (i) the merger of First Merger Sub with and into PAE, with PAE continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of PAE with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). As a result of the First Merger, the Company will own 100% of the outstanding common stock of PAE and each share of common stock of PAE will be cancelled and converted into the right to receive a portion of the consideration. As a result of the Second Merger, the Company will own 100% of the outstanding interests in the Second Merger Sub. Following the closing of the Proposed Business Combination, the Company will own, directly or indirectly, all the stock of PAE and its subsidiaries and the PAE stockholders as of immediately prior to the effective time of the First Merger (the “PAE Stockholders”) will hold a portion of the Company’s Class A common stock.

The Merger Agreement

Merger Consideration

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the PAE Stockholders will consist of: (a) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), which is expected to be approximately $444 million; and (b) a number of shares of newly-issued Company Class A common stock equal to the Closing Number of Securities (as defined in the Merger Agreement), which are expected to have a value of approximately $251 million before adjusting for the cancellation of a portion of the shares of Class F common stock of the Company issued to Sponsor pursuant to that certain Securities Subscription Agreement, dated November 3, 2017, by and between Sponsor and the Company (the “Founder Shares”). The merger consideration payable to the PAE Stockholders is also subject to adjustment based on PAE’s working capital, cash, transaction expenses and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement. Including assumed indebtedness (net of available cash) of PAE of approximately $572 million at the closing (after giving effect to the partial repayment of existing indebtedness as contemplated by the Merger Agreement), the aggregate purchase price to be paid by the Company to acquire PAE is expected to be approximately $1.4 billion.

In addition to the consideration to be paid at the closing of the transactions contemplated by the Merger Agreement, PAE Stockholders will be entitled to receive additional earn-out payments from the Company of up to an aggregate of four million shares of Company Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Mergers.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions as well as specified cash availability conditions. The Merger Agreement also contains customary representations and warranties and may be terminated by the parties thereto as specified therein.

Private Placement Subscription Agreements

On November 1, 2019, the Company entered into subscription agreements with certain investors, pursuant to which the investors have agreed to purchase in the aggregate 23,913,044 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). The anticipated gross proceeds from the Private Placement of approximately $220,000,000 will be used to partially fund the cash consideration to be paid to the Greenlight Stockholders.  The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

In order to facilitate the Private Placement, Sponsor has agreed to the cancellation of 3,000,000 of its Founder Shares and the shares of Class A common stock to be issued to the participants in the Private Placement will be issued at a discounted price of $9.20. The remaining Founder Shares will automatically be converted into shares of Class A common stock at the closing of the transactions contemplated by the Merger Agreement.

Results of Operations

For the nine months ended September 30, 2019, we had net income of $3,166,685. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by September 11, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at September 30, 2019, we had $1,108,749 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination, including the Proposed Business Combination, will be successful.

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

As of September 30, 2019 and December 31, 2018, we had cash held outside of the Trust Account of approximately $1,108,749 and $856,182, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $750,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At September 30, 2019 and December 31, 2018, the Company had current liabilities of $2,470,041 and $687,370 and working capital of ($1,227,177) and $375,661, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as well as tax liabilities. Such work is continuing after September 30, 2019 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Common Stock upon completion of a Business Combination. See “Recent Developments – Private Placement Subscription Agreements.” Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy. Following the closing of the Proposed Business Combination, we do not expect there to be remaining proceeds in our Trust Account.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of September 30, 2019 and December 31, 2018, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Accordingly, at September 30, 2019, 38,714,829 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net income/(loss) per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the Nine months ended September 30, 2019 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2019, $407,067,134 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2019, investment securities in the Company’s Trust Account consist of $407,066,731 and in United States Treasury Bills and $403 in cash. As of September 30, 2019, the effective annualized interest rate generated by our investments was approximately 2.27%.

We have not engaged in any hedging activities during the Nine months ended September 30, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 18, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed filed with the SEC on March 18, 2019; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Through September 30, 2019, we incurred approximately $8,756,432 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated September 7, 2018 which was filed with the SEC.

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

As of September 30, 2019, after giving effect to our Public Offering and our operations subsequent thereto, $407,067,134 was held in the Trust Account, and we had $1,108,749 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
2.1

Merger Agreement, dated as of November 1, 2019, by and among Gores Holdings III, Inc., EAP Merger Sub, Inc., EAP Merger Sub II, LLC, Shay Holding Corporation and Platinum Equity Advisors, LLC, in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019).

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

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings III, Inc. for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income,  (iii) Statements of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS III, INC.

Date: November 12, 2019	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)