Form 10-K
period 2019-12-31
PAE Inc
filed 2020-03-11
CIK 1720821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File Number: 001-38643

PAE INCORPORATED

(Exact name of registrant as specified in its Charter)

Delaware	82-3173473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7799 Leesburg Pike, Suite 300 North Falls Church, Virginia	22043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 717-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	Nasdaq Stock Market
Warrants to purchase Class A common stock	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	PAE	Nasdaq Stock Market
Warrants	PAEWW	Nasdaq Stock Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 28, 2019, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Stock Market on June 28, 2019) was approximately $402.0 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 2, 2020, there were 92,040,654 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate certain information by reference from the registrant’s definitive proxy statement filed on January 24, 2020 and its Current Report on Form 8-K filed on February 14, 2020 (as amended on March 11, 2020).

EXPLANATORY NOTE

PAE Incorporated, formerly known as Gores Holdings III, Inc. (“Gores III”), was originally incorporated in Delaware on October 23, 2017 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Stock Market (“Nasdaq”).

On February 10, 2020 (the “Closing Date”), the Registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores III, EAP Merger Sub, Inc. (“First Merger Sub”), EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation (“Shay”), and Platinum Equity Advisors, LLC (in its capacity as the Stockholder Representative, the “Stockholder Representative”) (the “Merger Agreement”), which provided for: (a) the merger of First Merger Sub with and into Shay, with Shay continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Shay with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of Shay and each share of common stock of Shay has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Merger. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Second Merger Sub. In connection with the closing of the Business Combination (the “Closing”), the registrant acquired 100% of the stock of Shay and its subsidiaries and the stockholders of Shay as of immediately prior to the effective time of the First Merger (the “Shay Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Common Stock”).

In connection with the closing of the Business Combination on the Closing Date, the Registrant changed its name from “Gores Holdings III, Inc.” to “PAE Incorporated”, changed the trading symbols of its Class A Common Stock and warrants on Nasdaq from “GRSH,” and “GRSHW,” to “PAE” and “PAEWW,” respectively, and Second Merger Sub changed its name from “EAP Merger Sub II, LLC” to “PAE Pinnacle Holdings, LLC”.

Unless the context indicates otherwise, the terms “we,” “us” and “our” refer to PAE Incorporated and its consolidated subsidiaries, references to the “Company” refer to the historical operations of Gores Holdings III, Inc. prior to the Closing and to the combined company and its subsidiaries following the Closing, and references to “PAE” refer to the historical operations of Shay Holding Corporation and its consolidated subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

Additionally, unless otherwise stated or the context indicates otherwise, the consolidated financial statements and financial information contained in this Annual Report on Form 10-K, including in “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are those of Gores III prior to the Closing, and any financial information of the Company as of any date following the Closing or of PAE prior to the Closing is that of PAE.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements. These forward-looking statements relate to expectations for future financial performance, business strategies or expectations for our business. Specifically, forward-looking statements may include statements relating to:

•	the benefits of the Business Combination;

•	the future financial performance of the post-combination company following the Business Combination;

•	changes in the market for our services;

•	expansion plans and opportunities; and

•

other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	a loss of contracts with the U.S. federal government or its agencies or other state, local or foreign governments or agencies, including as a result of a reduction in government spending;

•	service failures or failures to properly manage projects;

•	issues that damage our professional reputation;

•	disruptions in or changes to prices of our supply chain, including from difficulties in the supplier qualification process;

•	failures on the part of our subcontractors or joint venture partners to perform their contractual obligations;

•	failures to maintain strong relationships with other contractors;

•	the impact of a negative audit or other investigation;

•	failure to comply with numerous laws and regulations regarding procurement, anti-bribery and organizational conflicts of interest;

•	inability to comply with the laws and other security requirements governing access to classified information;

•	inability to share information from classified contracts with investors;

•	impact of implementing various data privacy and cybersecurity laws;

•	costs and liabilities arising under various environmental laws and regulations;

•	various claims, litigation and other disputes that could be resolved against PAE;

•	delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;

•	risks from operating internationally;

•	disruptions caused by natural or environmental disasters, public health crises or other events outside our control;

•	issues arising from cybersecurity threats or intellectual property infringement claims;

•	the loss of members of senior management;

•	the inability to attract, train or retain employees with the requisite skills, experience and security clearances;

•	the impact of the expiration of our collective bargaining agreements;

•

the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to integrate PAE’s and the Company’s businesses, and the ability of the combined business to grow and manage growth profitably;

•	the inability to maintain the listing of our securities on Nasdaq following the Business Combination; and

•	other risks and uncertainties described in this Annual Report on Form 10-K, including under the section entitled “Item 1A. Risk Factors,” and described in our other reports filed with the SEC.

PART I

ITEM 1.	BUSINESS

Overview

PAE is a leading, highly diversified, global company that provides a broad range of operational solutions and outsourced services to meet the critical, enduring needs of the U.S. Government, other allied governments, international organizations and companies. PAE merges technology with advanced business practices to deliver faster, smarter and more efficient managed services. Whether clients require high-profile support to operate large U.S. embassies around the world or need technical solutions for programs that monitor bioterrorism agents, PAE delivers for its customers. PAE leverages its scale, over 60 years of experience and talented global workforce of approximately 20,000 to provide the essential services PAE’s clients need to tackle some of the world’s toughest challenges.

Over PAE’s extensive history, it has delivered mission-critical services to the U.S. Government and international partners. When PAE’s clients need support for critical missions around the globe, PAE has service offerings to meet their requirements in numerous areas, including counter-threat advisory services, training, systems testing, space development and operations, information optimization, business process outsourcing, technology, forensics, logistics, operations, maintenance and other essential services.

PAE’s business model is founded on deep-rooted relationships with key customers, a lean cost structure and a global presence with local knowledge and specialized technical expertise. PAE has a diversified set of long-term customer contracts that drive backlog and stable, visible growth with no single contract providing more than 8% of total revenue for the year ended December 31, 2019. In addition, PAE’s experienced management has grown its capabilities over the past decade through the successful identification and integration of carefully targeted acquisitions that aim to expand its markets and margins. PAE expects to continue to leverage its scale and capital structure in order to pursue additional acquisition opportunities that will further broaden its capabilities, customer access and addressable markets as PAE looks to participate in the consolidation of a fragmented industry and capitalize on synergy opportunities. A significant portion of PAE’s growth is in key national security markets.

Based in Falls Church, Virginia, PAE operates through two primary segments – Global Mission Services (“GMS”) and National Security Solutions (“NSS”). GMS and NSS contributed 76% and 24%, respectively, to revenues for the year ended December 31, 2019. See “—Segments” for further discussion of PAE’s segments.

Segments

Global Mission Services (“GMS”) Segment

PAE’s GMS business generated approximately $2.1 billion, $2.0 billion and $1.8 billion in revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The GMS business supports complex and critical missions of the U.S. Government globally through the following service areas:

•

Logistics and Stability Operations – lifecycle logistics operations and humanitarian and stability operations, primarily in remote areas of the world where few companies have the scale, knowledge and workforce to provide these services.

•	Infrastructure Management – mission operations support, space development and operations as well as test and training range operation management and support.

•	Force Readiness – maintenance and repair of military and civilian vehicle fleets and aircraft worldwide.

GMS’s major programs include:

•

National Maintenance Strategy: PAE delivers solutions for the complex challenges of a National Maintenance Strategy created to build capacity for self-reliance in the Afghan security forces. PAE leads a team of nearly 3,500 personnel, the vast majority of whom are Afghan nationals, to provide training and mentoring to the Afghanistan National Defense Security Forces in maintenance, supply chain management and warehouse support at locations across Afghanistan.

•

Synergy Achieving Consolidation of Operations and Maintenance (“SACOM”): PAE operates the John C. Stennis Space Center in Hancock, Mississippi and the Michoud Assembly Facility in New Orleans, Louisiana. PAE keeps both locations functional to support the testing and manufacturing of rocket engines to power the next lunar landing. PAE’s services include transporting vehicle and engine parts throughout the Mississippi and Tennessee Rivers and through the Gulf of Mexico and the Intracoastal Waterway, and operating test frames to simulate rocket launches. SACOM employs approximately 1,000 people at the two main locations.

•

Atlantic Test Range (“ATR”): PAE is a critical part of the U.S. Navy’s work to develop and introduce manned and unmanned aircraft into the fleet. For almost four decades, PAE has provided technical support services for the ATR and Atlantic Targets and Marine Operations. Supporting the Naval Air Warfare Center Aircraft Division, PAE participates in many aspects of the Navy’s principal research, development, test and evaluation programs.

•

Atlantic Undersea Test & Evaluation Center (“AUTEC”): PAE provides maintenance and operations support for the U.S. Navy’s AUTEC, which performs integrated three-dimensional hydrospace/aerospace trajectory measurements covering the entire spectrum of undersea simulated warfare. The site is a research and development lab as well as a training range for submarines, torpedoes, surface ships, fixed-wing aircraft and helicopters. Among other uses, AUTEC is essential to national security for testing and certifying the proficiency of U.S. Navy submarines, crews, tactics and weapons systems. PAE has served as the prime contractor on AUTEC since 2005.

•

Aviation Support Services—Colombian National Police: Since 2013, PAE has been a vital part of Colombia’s efforts to combat narcotrafficking. Under a Department of State (“DoS”) contract, PAE provides the Bureau for International Narcotics and Law Enforcement aviation maintenance support for rotary and fixed wing assets, including field maintenance, training and standardization services, logistics support and major procurement services in direct support of the Colombian National Police in Bogota, Colombia.

•

The National Aeronautics and Space Administration (“NASA”) Johnson Space Center Facility Support Services: PAE supports numerous facilities in multiple locations, including NASA’s 4 million-square-foot Mission Control Center, requiring constant power at all times to maintain communications with the International Space Station. Johnson Space Center is one of four NASA space centers where PAE provides operations and maintenance services. Nearly 350 PAE employees work to keep the center running 24 hours a day, year-round.

•

Baghdad Life Support Services (“BLiSS”): Through BLiSS, PAE ensures the Baghdad Embassy Compound and Baghdad Diplomatic Support Center have everything from bottled water to working plumbing. PAE provides management of postal services, food services, waste management, demilitarization operations, fuel services, supply chain oversight and reporting, recreation services, airfield and transportation services, warehouse operations and supplemental staffing and maintenance services for the Regional Security Office.

•

Africa Peacekeeping Program (“AFRICAP”): PAE has filled more than 40 AFRICAP task orders in over two dozen countries across sub-Saharan Africa, with a distinguished record in executing highly complex and challenging training, logistics and construction operations in conflict and post-conflict environments. PAE is working to develop African capacity for crisis management and counter- terrorism as it enhances local peacekeeping efforts. PAE provides the customer with peacekeeping support and monitoring services, capacity enhancement, planning procurement and logistics and life support.

•

Global Anti-Terrorism Assistance (“GATA”): PAE provides qualified instructors and specialized equipment as part of the DoS’s Bureau of Diplomatic Security, Office of Anti-Terrorism Training Assistance. Instructors for GATA deploy to Africa, Central Asia and the Middle East to support police partner nations that are fighting terrorists. Through GATA, PAE teaches and equips first responder, special weapons and tactics, explosive incident and tactical responses, cybersecurity and forensics courses.

•

National Science Foundation: Since 2012, PAE has maintained three U.S. Antarctic program stations, two ships and dozens of field camps to ensure scientists can continue their work in some of the world’s most frigid conditions. PAE’s staff of over 500 employees support a large number of projects from McMurdo, Amundsen-Scott South Pole and Palmer stations, and vessels traveling from Chile to Palmer Station. Projects include managing equipment, warehousing, facility construction and maintenance of stations, vessels and field camps.

National Security Services (“NSS”) Segment

PAE’s NSS business generated approximately $664 million, $640 million and $544 million in revenue for the years ended December 31, 2019, 2018 and 2017, respectively. The NSS business provides enduring support for essential missions of the U.S. Government both domestically and abroad through the following service areas:

•	Counter-Threat Solutions – training support, intelligence mission support and counter-terrorism solutions.

•	Information Optimization – business process outsourcing (“BPO”) services to government agencies, including citizenship processing and litigation services and systems support.

NSS’s major programs include:

•

Enterprise Training Services Contract (“ETSC”): Over the last decade, PAE has offered holistic training programs in nearly 50 countries. PAE brings that expertise to the ETSC, which requires quick-response training for allied forces and operational training to specific U.S. Army units in a variety of environments. PAE provides training and training assistance; military exercise planning, management and support; and training systems and range operations and maintenance.

•

BioWatch: BioWatch is a multi-agency network of professionals committed to monitoring and detecting potential biological attacks of weaponized diseases, gases and other threats. PAE leverages expertise in counter-weapons of mass destruction on this program, which conducts air-monitoring, analysis, notification procedures and risk assessment to locations across the United States.

•

Mail Transport Equipment Service Centers: PAE plays a critical role in keeping millions of pieces of mail processing per hour across the United States with operations in eight of 13 mail transport equipment service centers in the United States. PAE holds contracts to run equipment service centers in Philadelphia, Los Angeles, Chicago, Atlanta, Milwaukee, Jacksonville, Minneapolis and Edgerton, Kansas.

•

Technical Security Counter Measures (“TSCM”): Over the last several decades, PAE has evolved its support of multi-agency requirements for constructing and safeguarding new federal secure facilities with its innovative industry-leading construction surveillance services (“CSS”) program. Six years ago, PAE implemented a TSCM security-continuum service to the CSS program. PAE provides radio frequency baseline scans, equipment, material and furniture scans, classroom instruction on best practices and equipment operation, and special duty assignments (vehicle scans) for multiple secured government facilities in the United States and abroad. The TSCM program has yielded significant new business for CSS.

•

Cooperation Threat Reduction Integrating Contract: Awarded by the Defense Threat Reduction Agency, PAE supports the cooperative threat reduction mission of reducing threats from weapons of mass destruction and related materials, technologies, facilities and expertise. PAE works with partner nations in preventing the proliferation of nuclear, chemical and biological weapons, and facilitating the elimination, safe and secure transportation, and storage of nuclear, chemical and biological weapons, among other safety and capability functions.

•

Restricted Contracts: PAE holds multiple contracts restricted from public disclosure for national security reasons. This business pertains to base operation support, plant management, groundskeeping and food preparation. These contracts operate globally in undisclosed locations.

Competition

PAE operates in the public and private sectors to perform activities that are highly competitive in a variety of environments, across business lines and geographic boundaries. The industries in which PAE operates consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations that serve many government and commercial customers. Competition is measured by various factors, including services offered, experience, price, geographic reach and mobility. PAE’s competitive advantage stems from distinctive technical competencies, its established track record of past performance, domain expertise, experience in the industry, deep-rooted customer relationships and the size of PAE’s vetted workforce. PAE’s principal competitors include Amentum, Booz Allen Hamilton, CACI International Inc., Jacobs Engineering Group Inc., KBR, Inc., Leidos, Parsons Corporation and Science Applications International Corporation.

Backlog

PAE defines backlog to include the following two components:

•

Funded: Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•

Unfunded: Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized less revenue previously recognized on these contracts. Unfunded backlog includes (i) unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent PAE believes contract execution and funding is probable.

PAE does not include the ceiling amount of Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts in backlog. Only awarded IDIQ task orders are included in backlog. PAE’s backlog includes orders under contracts that in some cases extend for several years. For example, the U.S. Congress generally appropriates funds for PAE’s U.S. federal government customers on a yearly basis, even though their contracts with PAE may call for performance that is expected to take a number of years to complete. As a result, PAE’s federal contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As a result, while unfunded backlog has not yet been appropriated or otherwise authorized, substantially all unfunded backlog has historically converted to funded backlog.

As of December 31, 2019, PAE’s backlog was $6.4 billion, of which $1.5 billion was funded and $4.9 billion was unfunded. As of December 31, 2018, PAE’s backlog was $6.1 billion, of which $1.8 billion was funded and $4.3 billion was unfunded. Backlog is converted to revenue as work is performed over the life of a contract. Backlog consists of remaining performance obligations (see Note 4, Revenues, in the Notes to the Consolidated Financial Statements of Shay Holding Corporation included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2020 (as amended on March 11, 2020, the “Super 8-K”), plus unexercised options.

Employees

As of December 31, 2019, including its joint ventures, PAE’s workforce numbered approximately 20,000 across approximately 60 countries around the world and all seven continents. Approximately 75% of its employees are located in the United States. Approximately 24% of PAE’s workforce is covered by collective bargaining agreements. PAE believes that its employee relations are generally good.

Regulatory Matters

Government Contracts

Government Procurement Regulations. PAE’s business is impacted by government procurement, anti-bribery, international trade, environmental, health and safety and other federal civil and criminal laws, regulations and requirements. Below is a summary of some of the significant laws and regulations that impact PAE’s business. This summary is not exhaustive and many other laws and regulations may apply, including those of jurisdictions outside the United States.

The services PAE provides to the U.S. Government are subject to the Federal Acquisition Regulation (“FAR”) and agency FAR supplements, the Truthful Cost or Pricing Data requirements (commonly referred to as the Truth in Negotiations Act), the U.S. Government Cost Accounting Standards (“CAS”), the Service Contract Act, the False Claims Act (“FCA”), the Foreign Corrupt Practices Act (“FCPA”), export control requirements, Department of Defense (“DoD”) security regulations, federal employment laws and regulations (including equal opportunity and affirmative action requirements), as well as many other laws and regulations. These laws and regulations affect how PAE transacts business with its clients and, in some instances, impose additional costs on PAE’s business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, PAE’s government clients can also terminate, renegotiate or modify any of their contracts with PAE at their convenience, and many of PAE’s government contracts are subject to renewal or extension annually.

•

The FAR sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit requirements and restrictions on organizational conflicts of interest. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination and the assessment of penalties and fines that could lead to suspension or debarment from government contracting or subcontracting for a period of time.

•

The FCA imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FCA and other similar laws may result in criminal fines, imprisonment and civil penalties for each false claim submitted and debarment from government contracting or subcontracting for a period of time. The FCA also allows private individuals to bring a suit on behalf of the U.S. Government against an individual or entity for violations of the FCA. These suits, also known as qui tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.

•

The requirement for Truthful Cost or Pricing Data mandates that, when applicable, PAE provides current, accurate and complete cost or pricing data in connection with the negotiation of contracts, modifications or task orders that are not subject to full and open competition (e.g., a sole-source procurement).

•

The FCPA prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. Other jurisdictions in which PAE does business have similar laws.

Bid Protests. Disappointed bidders and firms excluded from competition for U.S. Government contracts and task orders can avail themselves of bid protest remedies by submitting a protest challenging the agency’s award decision to the agency, the Government Accountability Office bid protest office, or the U.S. Court of Federal Claims within specified time limits. Contract performance can be suspended while a protest is pending, and an awarded contract can be terminated for convenience if found to have been improperly awarded, typically requiring the agency to make a new award decision.

Cost Allowability. Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. Government also regulates the methods by which allowable costs may be allocated under U.S. Government contracts.

Classified Programs. PAE is involved in U.S. Government programs that are classified by the U.S. Government and is limited in its ability to provide information about such programs. The operating results of these classified programs are included in PAE’s consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of PAE’s other U.S. Government contracts and generally are subject to the same oversight and internal controls as other U.S. Government contracts.

U.S. Government Contracting Process and Contract Types

The Competition in Contracting Act of 1984 generally requires U.S. Government agencies to obtain “full and open competition” in selecting companies to perform most contracts. If a U.S. Government agency has a requirement for goods or services, it typically posts its requirements on the FedBizOpps.gov website. Interested contractors submit information indicating their desire to perform the required services. The agency then solicits competitive offers from qualified contractors; in the case of negotiated procurements, it typically issues a formal request for a proposal (“RFP”). The RFP describes the desired goods or services and terms and conditions that will form the final agency contract. In negotiated procurements, the RFP includes the evaluation criteria the agency will use to determine which contractor will be selected for the contract. Offerors then submit proposals in response to the RFP, and the agency evaluates all the proposals, and, in its discretion, may ask for clarifications and engage in discussions with offerors.

Agencies may award negotiated contracts on a “best value” basis, which means that the contractor selected for the award should, in the agency’s judgment, provide the greatest overall benefit in response to the requirement, including technical merit, cost and relevant past performance considerations. This process can sometimes take a year or more. Alternatively, the RFP may specify that the award decision will be made on the “lowest price technically acceptable” (“LPTA”) basis, which focuses more on price as the determining factor in an award decision. In the past decade, the LPTA basis was widely used by agencies, though in recent years, Congress has adopted some restrictions on its use.

In some cases, full and open competition is not required. Depending upon the circumstances, contracts can be awarded to contractors on a “sole-source” basis or with limited or restricted competition. For example, this can occur when the agency’s need for the services is of such an unusual and compelling urgency that the United States would be seriously injured unless the agency is permitted to limit the number of sources from which it solicits bids or proposals. A contract can also be awarded to a contractor on a sole-source basis, or limited or restricted competition, when the services needed by the agency are available from only one responsible source or only from a limited number of responsible sources and no other type of services will satisfy the needs of the agency. From time to time, PAE is awarded contracts on a sole-source basis.

Government contracts are generally classified as single-award contracts or multi-award contracts. In single award contracts, PAE is chosen as the sole contractor under the applicable contract, whereas in multi-award contracts, it is one of multiple contractors.

Many of PAE’s U.S. Government contracts are IDIQ contracts. IDIQ contracts are essentially umbrella contracts that set forth the basic terms and conditions under which an agency may order goods and services from one, and in many cases, more than one, contractor from time to time during the term of the IDIQ contract. Typically, these contracts will also specify the labor or skill categories that the government agency believes are necessary to perform the necessary contract work and may also specify the labor rates applicable for each contract labor and/or skill category.

A task order is issued by the agency to the holder or holders of the IDIQ award and calls for a specific set of services to be delivered by the contractor to a particular client agency. When task orders are issued under multi-award IDIQ contracts, each awardee is given a fair opportunity to be considered for the task order. The issuing agency will conduct a competition among the interested awardees and ultimately issue a task order to a single contractor. In PAE’s experience, the key factors in bidding successfully for these task orders are technical merit, cost, relevant past performance considerations and client trust. IDIQ contracts do not obligate the U.S. Government to purchase goods or services above the minimum levels set forth in the contract.

From time to time, PAE is also party to multi-agency contracts or government-wide acquisition contracts, which are IDIQs that permit the aggregation of the requirements of multiple agencies—or across the entire federal government—in a single contract. This type of contract is intended to encourage contractors to offer the best possible prices and to reduce the costs associated with awarding and administering multiple, separate contracts.

Government Audits

PAE’s government contracts are subject to audits at various points in the contracting process. Pre-award audits may be performed prior to the award of cost-reimbursable contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. Government to negotiate the contract effectively. In addition, the U.S. Government may perform a pre-award audit to determine PAE’s capability to perform under a contract. During the performance of a contract, the U.S. Government may have the right to examine PAE’s costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon completion of a cost-reimbursable contract, the U.S. Government typically performs an incurred cost audit of all aspects of contract performance to ensure that PAE has performed the contract in a manner consistent with its proposal. The government also may perform a post-award audit for proposals that are subject to the requirements for Truthful Cost or Pricing Data to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The U.S. Government and its agencies, such as the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”), the Defense Counterintelligence and Security Agency (“DCSA”), the Defense Criminal Investigative Service, the DoD Inspector General, the Special Inspector General for Afghanistan Reconstruction, the Special Inspector General for Iraq Reconstruction, the Office of Federal Contract Compliance Programs, and the DoL, routinely audit and review PAE’s activities. These agencies review performance under PAE’s contracts, its cost structure and its compliance with applicable laws, regulations and standards, as well as the adequacy of, and its compliance with, PAE’s internal control systems and policies. In particular, the DCAA reviews the adequacy of, and PAE’s compliance with, PAE’s internal control systems and policies, including its labor, billing, accounting, purchasing, property, estimating, budgeting and planning, indirect vs. direct costs, and compensation and management information systems. The DCAA has the right to perform audits on PAE’s incurred costs on all flexibly priced contracts on an annual basis. An adverse finding under a DCAA audit could result in the disallowance of PAE’s costs under a U.S. Government contract, termination of U.S. Government contracts, forfeiture of profits, suspension of payments, fines and suspension, and prohibition from doing business with the U.S. Government. Final approval of submitted yearly contract incurred costs may be years from the date of submission of the contract costs. PAE currently has ongoing audits of its incurred indirect costs in relation to certain contracts. See the section entitled “Item 1A. Risk Factors—Risks Related to PAE’s Business—Risks Related to Performance and Operation—A negative audit or other investigations by the U.S. Government could adversely affect PAE’s ability to receive U.S. Government contracts and its future operating performance, and could result in financial or reputational harm, including disbarment from receiving government contracts” for additional information.

At any given time, many of PAE’s contracts may be under review by the DCAA and other government agencies. PAE cannot predict the outcome of such ongoing audits and what impact, if any, such audits may have on its future operating performance.

Over the last few years, U.S. Government contractors, including PAE, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies, and PAE expects that this trend will continue. If any of its internal control systems or policies are found non-compliant or inadequate, payments may be suspended under PAE’s contracts or it may be subjected to increased government scrutiny and approval that could delay or adversely affect its ability to invoice and receive timely payment on its contracts, perform contracts or compete for contracts with the U.S. Government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of PAE’s control systems.

International Operations

PAE’s contracts performed internationally may be subject to additional U.S. laws, regulations and policies, including the FCPA, in addition to the local laws of the jurisdictions in which PAE operates. To the extent that PAE provides products, technical data and services outside the United States, it is also subject to U.S. laws and regulations governing international transactions. Those include but are not limited to: the International Traffic in Arms Regulations under the Arms Export Control Act, the Export Administration Regulations under the International Emergency Economic Powers Act, and financial and trade sanctions against embargoed countries and individuals and organizations that are specially designated national and blocked parties, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

PAE’s international operations are also subject to a multitude of local laws in the jurisdictions in which it operates. PAE must comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government requirements, including import-export control, labor laws, tax requirements, exchange controls, repatriation of earnings, and requirements to expend a portion of program funds in-country. In addition, international hostilities, political instability, and changes in currency values can also impact PAE’s international operations.

Risk Insurance

PAE has tailored its casualty and property risk insurance programs to fit the business risk and to leverage costs of these solutions as part of its offerings to government customers. PAE has a high-deductible workers’ compensation policy to cover its domestic employees, and relies on Defense Base Act (the “DBA”) coverage for its international employees. The DBA generally requires insurance coverage to be provided to persons employed at U.S. military bases and certain contracts with or funded by the U.S. Government outside of the United States, the cost of which is typically passed to PAE’s customers. PAE’s high-deductible approach extends to automobile liability and property coverage, which includes rented equipment, including cranes and machinery. PAE self-insures automotive property for its owned, leased and rented vehicles as its fleet auto safety program enables it to maintain very low losses. Government-furnished equipment is generally not insured per the government’s regulations.

PAE’s operations cover a wide range of types and geographies. Therefore, PAE has implemented a diverse approach to specialty coverage, including aviation, marine, cargo, professional liability, kidnap and ransom, pollution, medical malpractice and business travel. PAE’s business travel policy is comprehensive given the significant numbers of expatriate employees and the environments in which they work. In addition, PAE has corporate coverages, including directors and officers, fiduciary, crime and employment practices liability.

PAE’s History

PAE has a long history of providing critical services to its customers all over the world. PAE was founded in 1955 as an architecture and engineering firm to provide facility design and construction supervision services to the U.S. Army Corps of Engineers, Navy and Air Force based in Asia. PAE became one of the largest providers of diverse contract services to the Army during the Vietnam War era and employed thousands of personnel overseas.

By the 1980s, PAE had developed into a diversified government services firm capable of performing operations anywhere in the world. During these years, PAE’s services included providing operations and maintenance and related services to the U.S. Air Force in Spain, Greece, Japan and Honduras and to the U.S. Army Corps of Engineers in Saudi Arabia, and providing commercial oil support services in Thailand.

Following the Cold War, PAE significantly expanded its geographic presence. PAE worked on contracts in many new countries, including Afghanistan, Nigeria, Iraq, Liberia, Bosnia, East Timor, Zaire (now the Democratic Republic of the Congo), the United Arab Emirates, Colombia, Bahrain, Sudan, Haiti, El Salvador and Ghana.

In 2006, Pacific Architects and Engineers, LLC and its subsidiaries (“PAE LLC”) were acquired by Lockheed Martin Corporation (“LMC”). During its ownership period, LMC broadened PAE LLC’s service capabilities and expanded its infrastructure. PAE Holding Corporation (“PAE Holding”) was incorporated in the state of Delaware in February 2011 by an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”), and in April 2011, PAE Holding acquired PAE LLC from LMC; Lindsay Goldberg focused on expanding PAE’s business, completing four acquisitions during the course of its ownership. Shay was incorporated in the state of Delaware in January 2016 by an affiliate of Platinum Equity, LLC (“Platinum Equity”), and in March 2016, Shay’s indirect subsidiary acquired PAE Holding from Lindsay Goldberg. During Platinum Equity’s ownership period, PAE saw an increased focus on operational excellence and the continued pursuit of strategic initiatives. PAE executed targeted enhancements to its smart services platform for tech-enabled capabilities and innovative solutions that benefit its customers while expanding continuous improvement efforts to optimize its cost structure and competitiveness.

As further described in the Explanatory Note, on February 10, 2020, the Business Combination contemplated by the Merger Agreement was consummated and Shay (as it existed immediately prior to the Business Combination) was acquired by Gores III. In connection with the Business Combination, “Gores Holdings III, Inc.” changed its name to “PAE Incorporated” and as a result of the Business Combination, PAE Incorporated became the indirect owner of all of the equity interests of PAE Holding and its subsidiaries.

Acquisition History

Through organic growth and acquisitions, PAE has developed into a prominent services provider to the U.S. Government on a global scale. PAE has completed and integrated six significant acquisitions since 2011, most recently expanding its capabilities in international disaster response, adjudication support services and BPO. During this period, acquisitions allowed PAE to provide new services to existing customers while developing relationships with new customers and have helped PAE in its goal to continue growing its addressable markets and margins.

•

In October 2011, PAE completed the acquisition of Defense Support Services LLC (“DS2”), a provider of aviation and base operation services to the military services and other customers. The DS2 acquisition added platform, aviation systems and facility maintenance, repair and overhaul capabilities to PAE’s core offerings, as well as bolstered its base operations support and logistics capabilities.

•

In July 2013, PAE acquired the Applied Technology Division (“ATD”) of Computer Sciences Corporation. As a provider of space range and test and training range support services, adding ATD augmented PAE’s base operating services. Through the two strategic acquisitions of DS2 and ATD, PAE successfully leveraged the combined companies’ strong reputation, past performance and established customer relationships in the business capture process. PAE also spread costs across a significantly larger contract base and became more competitive in each of its markets.

•

In January 2015, PAE acquired the Global Security and Solutions (“GS&S”) business unit of U.S. Investigations Services, LLC (“USIS”), a mission support service provider for customers across the law enforcement, homeland security and classified communities. The acquisition of GS&S increased its existing level of support to the Department of Homeland Security (“DHS”), the Department of Justice (“DoJ”) and to several clients in the classified market, with multiple long-term contracts focused on identity management, infrastructure protection, information management and mission support.

•

In May 2015, PAE acquired A-T Solutions, Inc. (“ATS”), a provider of highly specialized counter-threat services to government customers. The acquisition of ATS allowed PAE to gain key capabilities in specialized training, intelligence, technology and operations. Additionally, the ATS acquisition allowed PAE to support several new customers in the national security and law enforcement sectors as well as international customers.

•

In June 2017, PAE acquired FCi Federal, LLC (“FCi”), a provider of adjudication support services and business-process outsourcing for DoS and DHS customers. The acquisition of FCi provided PAE with entry into an adjacent market with large addressable whitespace, increased penetration into DHS and expansion into the immigration business processes services market.

•

In February 2018, PAE acquired Macfadden & Associates, Inc. (“Macfadden”), a specialist in international disaster response. The acquisition of Macfadden allowed PAE to enhance its U.S. Agency for International Development capabilities and leverage Macfadden’s 30 years of experience in the development field.

Corporate Information

We were originally incorporated in Delaware on October 23, 2017 under the name “Gores Holdings III, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, we consummated our IPO, following which our shares began trading on Nasdaq. On February 10, 2020, we consummated the Business Combination and changed our name to “PAE Incorporated,” and we acquired all of the equity interests of Shay and its subsidiaries.

Our principal executive office is located at 7799 Leesburg Pike, Suite 300 North, Falls Church, VA 22043. Our telephone number is (703) 717-6000. Our website address is www.pae.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

The trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K include registered marks and marks in which we claim common law rights, such as PAE and the PAE logo, all of which are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at https://investors.pae.com/financials-and-filings/sec-filings when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.pae.com, and our investor relations website, https://investors.pae.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained or incorporated by reference in this Annual Report, including our consolidated financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We have grouped the risks into five categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category.

I. Risks Related to PAE’s Business

a. Risks Related to Performance and Operations

PAE relies on contracts with U.S. Government entities for substantially all of its revenue. A loss of contracts, a failure to obtain new contracts or a reduction of services provided under existing contracts with the U.S. Government, including as a result of a reduction in U.S. Government spending, could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Substantially all of PAE’s revenue is derived from services ultimately provided to the U.S. Government. For the year ended December 31, 2019, PAE generated approximately 93% of its total revenue from contracts with the U.S. Government, with 37% of its total revenue from the DoD and 24% of its total revenue from the DoS. PAE’s largest single contract accounts for approximately 8% of its total revenue. The remainder of its revenue is derived from other U.S. agencies, including DHS , NASA, U.S. intelligence agencies and the National Science Foundation, and non-governmental organizations, including the United Nations (“U.N.”). PAE expects that U.S. Government contracts will continue to be its primary source of revenue for the foreseeable future. The continuation and renewal of PAE’s existing U.S. Government contracts and entrance into new U.S. Government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. Government agencies. Changes in U.S. Government spending could directly affect PAE’s operating performance and result in a loss of expected revenue. The loss or significant reduction in government funding of a program in which PAE participates could also result in a material decrease to PAE’s future sales, earnings and cash flows.

U.S. Government contracts are also conditioned upon the approval of spending by the U.S. Congress. In addition, Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. The factors that could impact U.S. Government spending and reduce PAE’s federal government contracting business include: (i) policy and/or spending changes implemented by the current administration, any subsequent administration or Congress; (ii) a significant decline in, or reapportioning of, spending by the U.S. Government in general; (iii) changes, delays or cancellations of U.S. Government programs, requirements or policies; (iv) the adoption of new laws or regulations that affect companies that provide services to the U.S. Government; (v) U.S. Government shutdowns or other delays in the government appropriations process; (vi) changes in the political climate, including with regard to the funding or operation of the services PAE provides; and (vii) general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which PAE operates.

These or other factors could cause U.S. Government agencies to reduce their purchases under PAE’s contracts, to exercise their right to terminate PAE’s contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew PAE’s contracts. The loss or significant curtailment of PAE’s material U.S. Government contracts, the decision by PAE’s customers not to renew existing contracts or PAE’s failure to enter into new contracts could adversely affect PAE’s operating performance and result in a loss of expected revenue.

If PAE experiences service failures or fails to properly manage projects, its customers could assert claims against it for damages or refunds and its reputation could be harmed.

PAE’s engagements often involve large-scale, highly complex projects and PAE designs, implements and maintains service solutions that are often critical to PAE’s customers’ operations. The quality of PAE’s performance on such projects depends in large part upon its ability to manage the relationship with its customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and PAE’s own personnel, in a timely manner. PAE has experienced, and may in the future experience, service failures or schedule delays and other problems in connection with its work. If PAE experiences these problems, it may: (i) lose revenue due to adverse customer reaction; (ii) be required to provide additional services to a customer at no charge; (iii) cause customers to postpone, cancel or fail to renew contracts; (iv) receive negative publicity, which could damage PAE’s reputation and adversely affect its ability to attract or retain customers; and (v) suffer claims for substantial damages.

Any errors or failure to meet customers’ expectations could result in claims for substantial damages against PAE. PAE’s U.S. Government contracts generally limit its liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to its customers to claims based on the contract itself (excluding fraud or false claim liabilities). However, PAE cannot be sure that these contractual provisions will protect it from liability for damages in the event it is involved in a dispute with a customer. PAE’s errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on reasonable terms, or may not be in sufficient amounts to cover one or more significant claims. In addition, the insurer may disclaim coverage as to some types of future claims, or the liability may be less than the insurance retention.

If a project experiences a performance problem, PAE may not be able to recover the additional costs it will incur, which could exceed revenues realized from a project. Finally, if PAE underestimates the resources or time it needs to complete a project with capped or fixed fees, its operating results could be seriously harmed. The successful assertion of any significant claim against PAE could seriously harm its business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to PAE’s management and may harm PAE’s reputation.

PAE’s reputation and its ability to do business may be impacted by the improper conduct of employees, agents, business partners or others working on its behalf.

PAE’s employees, agents and others working on its behalf may take actions or engage in conduct that could violate the applicable laws of the jurisdictions in which PAE operates, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, data privacy, post-employment restrictions for government employees and protection of proprietary information of former employers or third parties. In addition, PAE’s employees, agents or others may engage in fraud or self-dealing activities that damage it. PAE may not be able to prevent all such misconduct committed by its employees, agents or others working on its behalf, and the risk of misconduct may increase in the current environment and as PAE continues to expand globally.

Such improper actions could subject PAE to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government and other foreign governments and organizations, which could negatively impact PAE’s reputation and ability to conduct business and could have an adverse effect on its financial position, results of operations and/or cash flows.

In addition, PAE’s reputation could suffer serious harm if allegations of impropriety were made against it or its employees or agents. If PAE was suspended or prohibited from contracting with the U.S. Government, any significant U.S. Government agency, or foreign governmental entities, if PAE’s reputation or relationship with such entities was impaired, or if such entities otherwise ceased doing business with PAE, or significantly decreased the amount of business they do with PAE, its operating performance could be adversely affected and it may experience additional expenses and possible loss of revenue.

Disruptions in the supply of PAE’s key materials and difficulties in the supplier qualification process, as well as increases in prices of materials, could adversely impact its results of operations.

PAE’s business is affected by the price and availability of materials, such as fuel, water, food and component parts that it uses to provide its various services. The prices of PAE’s materials and other supplies are subject to fluctuations attributable to, among other things, changes in supply and demand, weather conditions and governmental incentives and controls. PAE’s business, therefore, could be adversely impacted by factors affecting its suppliers (such as, but not limited to, the destruction of its suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by its suppliers’ employees or the failure of its suppliers to provide materials of the requisite quality), or by increased costs of such materials or components if PAE was unable to pass along such price increases to its customers. PAE’s business could also be adversely affected if it was unable to obtain these materials and components from its suppliers in the quantities it requires or on favorable terms.

Supplier qualification and management is a key element of successful and compliant federal contracting. This requires extension of many of the same regulatory requirements which apply to PAE to its supplier base, incorporation of applicable regulatory requirements into contractual documents, screening of suppliers for violations of law and regulation, and active inspection of supplier business practices. In addition, PAE is reliant on a small number of key suppliers to provide unique source materials such as aircraft components, cameras, and communication devices which are not available from other sources and must be protected from tampering or counterfeiting. PAE’s failure to secure its supply chain against disruption due to regulatory noncompliance, physical threats, or cyber threats could have an adverse impact on PAE’s financial position, results of operations and/or cash flows.

If PAE’s subcontractors or joint venture partners fail to perform their contractual obligations, then PAE’s performance as the prime contractor and its ability to obtain future business could be materially and adversely impacted.

PAE subcontracts with other companies to perform a portion of the services on some of its contracts. Subcontractors, which represented approximately 24% of PAE’s direct costs for the year ended December 31, 2019, generally perform niche or specialty services for which they have more direct experience, such as catering services or specialized technical services, or otherwise have local knowledge of the region in which a contract will be performed. Often, PAE enters into subcontract arrangements to comply with requirements to award certain categories of services to small businesses. PAE generally does not have long-term contractual commitments with subcontractors, and skilled subcontractors may not continue to be available at reasonable rates and in the areas in which it conducts its operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. In addition, a failure by one or more of PAE’s subcontractors to satisfactorily and timely provide the agreed-upon supplies or perform the agreed-upon services may harm its reputation and materially and adversely impact PAE’s ability to perform its obligations as the prime contractor. Such subcontractor performance deficiencies could also result in a customer terminating PAE’s contract for default. A termination for default could expose PAE to liability and adversely affect PAE’s operating performance and result in a loss of expected revenue.

In addition, PAE often enters into joint ventures so that it can jointly bid and perform on a particular project or projects. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by PAE’s joint venture partners. PAE may not be able to effectively influence the operations of its joint ventures, or if PAE’s partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, PAE may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for PAE with respect to such joint venture, which could also affect its reputation in the industries PAE serves.

The failure of contractors with which PAE has entered into a sub- or prime-contractor relationship to meet their obligations to PAE or its clients could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

When PAE is a prime contractor under a contract, it often relies on other companies to perform some of the work under the contract, and it expects to continue to depend on relationships with other contractors for portions of its delivery of services and revenue in the foreseeable future. If PAE’s subcontractors fail to perform their contractual obligations, its future revenues, profitability and growth prospects could be adversely affected. There is a risk that PAE may have disputes with its subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, PAE’s failure to extend existing task orders or issue new task orders under a subcontract, or PAE’s hiring of a subcontractor’s personnel. During contract performance, failure by a subcontractor to deliver agreed-upon supplies or services, violation of applicable federal government procurement rules (such as, but not limited to, Combatting Trafficking in Persons laws), or failure to pay lower tier subcontractors in a timely fashion may result in early termination of the agreement with that subcontractor. Government decisions to remove elements of work from a contract due to dissatisfaction with performance, funding limitations, or changes in contracting practices and priorities may also result in a need to terminate subcontract agreements. As an example, on a base operation contract in the Bahamas, discrete portions of work were regularly added and removed as the needs of the base population changed, resulting in removal of contract services such as flights between the base and the mainland or addition of services such as watercraft storage facility operation. At the same location, PAE has been requested to add resources to deal with hurricane recovery efforts, and at other times reduce the number of medical facilities to be provided following reduction in base personnel. As a result of these fluctuations, PAE terminated subcontract agreements with subcontractors or materially decreased the scope of work they perform. This leads to a tension in working relationships and may in some cases result in litigation or difficulty in securing subcontractors for future work.

In addition, if any of PAE’s subcontractors fail to deliver the agreed-upon supplies or perform the agreed-upon services on a timely basis, PAE’s ability to fulfill its obligations as a prime contractor may be jeopardized. Material losses could arise in future periods and subcontractor performance deficiencies could result in a client terminating a contract for convenience or default. A termination for default could expose PAE to liability and have an adverse effect on PAE’s ability to compete for future contracts and orders. In the past, PAE has abandoned planned subcontractors prior to contract performance due to security concerns, at the direction of its government customer, or due to inability of the subcontractor to meet target pricing. During performance of a contract in Afghanistan, for example, PAE was compelled to release its planned physical security provider when the customer elected not to pay the higher price quoted by that subcontractor and instead retain the incumbent provider. While PAE’s contractual agreements are written to allow for termination in these cases, such action inevitably damages the working relationship between the two parties.

Conversely, PAE is often a subcontractor to third-party prime contractors. PAE estimates that revenue derived from contracts under which it acted as a subcontractor to other companies represented approximately 19% of its revenue for the year ended December 31, 2019. As a subcontractor, PAE often lacks control over fulfillment of a contract, and poor performance on the contract by the prime contractor or other subcontractors could tarnish PAE’s reputation, even when it performs as required, and could cause other contractors to choose not to hire PAE as a subcontractor in the future. If the U.S. Government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to PAE could decrease, which would have an adverse effect on PAE’s financial position, results of operations and/or cash flows. In addition, as a subcontractor, PAE may be unable to collect payments owed to it by the prime contractor, even if it has performed its obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. PAE could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. For example, PAE has in the past and may in the future be required to accept contract payment terms that incorporate “pay-when-paid” provisions creating an inherent risk of delayed payment, particularly when the source of funds is a foreign government or corporation whose performance is difficult or impossible to compel through legal means. PAE performed under a subcontract in 2015 with pay-when-paid payment terms where the source of funds was the Governorate of Basrah in Iraq. When the Governorate failed to pay the prime contractor in a timely fashion, PAE’s corresponding payment was also delayed due to the pay-when-paid payment terms.

PAE’s failure to maintain strong relationships with other contractors could have an adverse effect on its business and results of operations.

Maintaining strong relationships with other U.S. Government contractors, who may also be its competitors, is important to PAE’s business and its failure to do so could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. To the extent that PAE fails to maintain good relationships with its subcontractors or other prime contractors due to either perceived or actual performance failures or other conduct, they may refuse to hire PAE as a subcontractor in the future or to work with PAE as its subcontractor. In addition, other contractors may choose not to use PAE as a subcontractor or choose not to perform work for PAE as a subcontractor for any number of additional reasons, including because they choose to establish relationships with PAE’s competitors or because they choose to directly offer services that compete with its business.

A negative audit or other investigations by the U.S. Government could adversely affect PAE’s ability to receive U.S. Government contracts and its future operating performance, and could result in financial or reputational harm, including disbarment from receiving government contracts.

PAE operates in a highly regulated environment and is routinely audited and reviewed by the U.S. Government and its agencies, such as the DCAA, the DCMA, the Defense Criminal Investigative Service, the DoD Inspector General, other agency Inspectors General, the Special Inspector General for Afghanistan Reconstruction, the Special Inspector General for Iraq Reconstruction, the Office of Federal Contract Compliance Programs and the Department of Labor (“DoL”). These agencies review performance under PAE’s contracts, PAE’s cost structure and PAE’s compliance with applicable laws, regulations and standards, as well as the adequacy of, and PAE’s compliance with, its internal control systems and policies. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be paid or must be refunded or credited to the U.S. Government if already reimbursed. It is not uncommon for PAE to receive government audit findings that include millions of dollars of questioned costs.

Audits may also review the adequacy of, and PAE’s compliance with, its internal control systems and policies, including PAE’s labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid. In addition, payments received by PAE for allowable direct and indirect costs are subject to adjustment after audit by U.S. Government auditors and repayment to the U.S. Government may be required if the payments do not comply with restrictions on allowable costs as defined in U.S. Government contracts. PAE’s audit risk with respect to these issues is increased where it is performing outside of the United States in contingency environments and other especially demanding circumstances. Any negative results from any audit of PAE’s control systems and policies by any U.S. Government agency, including any findings that PAE has not complied with any required policies or procedures, could delay or materially adversely affect PAE’s ability to invoice and receive timely payment on its contracts, perform contracts or compete for contracts with the U.S. Government and could have an adverse effect on PAE’s operating performance.

U.S. Government contractors that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased scrutiny by agency Inspectors General, special inspectors general, U.S. Government auditors, and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity and reputational harm for PAE, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, PAE has cooperated and expects to continue to cooperate with government inquiries of this nature.

Obtaining a designation from the DCMA that a contractor’s purchasing system has been certified as satisfactory is a significant advantage for a government contractor, enabling competition on government contracts that would otherwise be prohibitively difficult or costly to bid, or that would require disclosure of competitively sensitive information. Certified Purchasing System Reviews (“CPSRs”) are highly detailed and commonly result in findings recommending improvements or corrective actions. A significantly negative CPSR may result in decertification of the purchasing system that would result in a far more burdensome business development and proposal process. The requirements for these systems and audits are frequently evolving.

As a U.S. Government contractor, PAE is subject to various procurement and other laws and regulations and could be adversely affected by failure to comply with these laws and regulations or changes in such laws and regulations.

U.S. Government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and requirements, although customary in U.S. Government contracting, increase PAE’s performance and compliance costs and are regularly evolving. For example, certain U.S. Government contracts that PAE performs in the United States are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits, and the Davis Bacon Act, which requires the “prevailing wage” to be paid for construction workers on federal projects as well as submission of a certification to the DoL. If the DoL determines that PAE violated the Service Contract Act or its implementing regulations, it could be suspended from being awarded new Government contracts or renewals of existing contracts for a period of time, which could adversely affect its future operating performance.

PAE is subject to, and expected to perform in compliance with, a vast array of federal and state civil and criminal laws, including:

•	the Truthful Cost or Pricing Data requirements (commonly referred to as the Truth in Negotiations Act);

•	the Procurement Integrity Act;

•	the Anti-Kickback Act;

•	the CAS;

•	the FAR and agency FAR supplements;

•	the International Traffic in Arms Regulations promulgated under the Arms Export Control Act;

•	the Close the Contractor Fraud Loophole Act;

•	the FCPA;

•	the Service Contract Act;

•	the Davis-Bacon Act; and

•	federal and state employment laws and regulations (including equal opportunity and affirmative action requirements).

Additionally, PAE is subject to the FCA, which provides for substantial damages and penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the FCA may be brought by the government or by individuals (including PAE employees or former employees) on behalf of the government (who may then share a portion of any recovery). If PAE fails to comply with these laws and regulations, it may also suffer harm to its reputation, which could impair its ability to win awards of contracts in the future or receive renewals of existing contracts. If PAE is subject to civil and criminal penalties and administrative sanctions or suffers harm to its reputation, it could have an adverse effect on its financial position, results of operations and/or cash flows.

Under PAE’s U.S. Government contracts, PAE is required to report significant overpayments it receives from the U.S. Government and other specified violations to the relevant agency inspector general. In 2019, PAE made four mandatory disclosures relating to subcontractor trafficking in persons compliance, subcontractor vendor’s fees, and missing program equipment. In addition, PAE’s compliance with procurement laws and regulations as well as its performance under the terms of its government contracts and subcontracts is periodically reviewed by U.S. Government agencies. PAE is currently, and may, from time to time, be subject to government investigation or litigation brought by or on behalf of the government under the FCA. See “Item 3. Legal Proceedings” for additional information.

If PAE is found to have violated the law, or is found not to have acted responsibly as defined by the law, it may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, any of which could have an adverse effect on its financial position, results of operations and/or cash flows.

New laws, regulations or procurement requirements, or changes to current laws, and regulations and requirements (including, for example, regulations related to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals), can increase PAE’s costs and risks and reduce its profitability. U.S. Government contract violations could result in the imposition of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. PAE could also suffer serious harm to its reputation. Any interruption or termination of PAE’s ability to bid on U.S. Government contracts could have an adverse effect on its financial position, results of operations and/or cash flows.

Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. PAE also conducts business in certain identified growth areas, such as national security and national intelligence, which are highly regulated and may expose it to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of PAE’s business could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, as well as damage to its reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, unfavorable publicity and allegations by PAE’s customers that it has not performed its contractual obligations.

PAE is subject to the U.S. Government’s requirements, including the DoD’s National Industrial Security Program Operating Manual, for its facility security clearances, which are prerequisites to its ability to perform on classified contracts for the U.S. Government.

A facility security clearance is required for a company to perform on classified contracts for the DoD and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. Government contracts. The DCSA manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the lifecycle of a respective facility clearance.

PAE requires certain facility and personnel security clearances to perform its classified U.S. Government business. Any facility not audit ready, not staffed by appropriately cleared personnel, and/or that fails a routine DCSA inspection places that contract in jeopardy. As such, PAE must comply with the requirements of the NISPOM and other applicable U.S. Government industrial security regulations. If PAE was to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to it under the terms of classified contracts), or if one or more of PAE’s facility or personnel security clearances is invalidated or terminated, it may not be able to continue to perform its existing classified contracts and may not be able to enter into new classified contracts, which could adversely affect its revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject PAE to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, which could have an adverse effect on its financial position, results of operations and/or cash flows.

Some of PAE’s contracts with the U.S. Government are classified, which may limit investor insight into portions of its business.

PAE derives a portion of its revenues from programs with the U.S. Government that are subject to security restrictions (classified programs) that preclude the dissemination of information that is classified for national security purposes. PAE is limited in its ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors will have less insight into PAE’s classified programs than its other programs and, therefore, less ability to fully evaluate the risks related to its classified business.

Implementation of various data privacy and cybersecurity laws could require significant investment into ongoing compliance activities, trigger potential liability under such laws and limit PAE’s ability to use personal data.

Any failure by PAE, its vendors or other business partners to comply with international, federal, or state laws regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against it, legal liability, fines, damages and other costs. PAE may also incur substantial expenses in implementing and maintaining compliance with such laws. For example, the General Data Protection Regulation (“GDPR”), implemented on May 25, 2018 across the European Union (“E.U.”), imposes more stringent data protection obligations on companies that process personal data in the E.U. GDPR has created new compliance obligations, requires investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. In addition, California has enacted the California Consumer Protection Privacy Act of 2018 (the “CCPA”), which provides new consumer privacy rights to natural persons residing in California. The CCPA is the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. It is possible that the CCPA or similar laws will be deemed applicable to some aspects of PAE’s business, which would impose new compliance obligations and require additional investment into data protection activities. The CCPA went into effect on January 1, 2020. Any obligations that may be imposed on PAE under the CCPA or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across various jurisdictions. GDPR, the CCPA, and the laws of other U.S. states also impose obligations to maintain a cybersecurity program at a certain level of quality, as well as obligations that may require giving notice to affected individuals and to certain regulators in the event of a data breach.

In addition, many of the systems and networks that PAE develops, installs and maintains for its customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While PAE has organizational and technical measures designed to comply with relevant privacy and security laws and restrictions, if a system or network that it develops, installs or maintains were to fail or experience a security breach or service interruption, whether caused by it, third-party service providers, cybersecurity threats or other events, PAE may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could prevent PAE from having access to or being eligible for further work on such systems and networks and cause serious harm to its reputation. PAE’s errors and omissions liability insurance may be inadequate to compensate it for all the damages that it may incur and, as a result, could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Environmental laws and regulations may cause PAE to incur significant costs and liabilities that could adversely affect PAE’s operating performance and result in a loss of expected revenue.

PAE’s operations are subject to environmental, health and safety laws, regulations and other requirements in the United States as well as other jurisdictions where it does business. These include requirements governing the use, management and disposal of hazardous, radioactive and explosive substances and wastes, emissions and discharges of pollutants to the air and water, investigation or clean-up of contamination at host sites, and the maintenance of a safe workplace, including the use of personal protective equipment. PAE could incur substantial costs, including costs to install or retrofit pollution control equipment or to address contamination, fines, penalties and/or damage claims as a result of violations of, or liabilities under, environmental laws, and these costs and liabilities could have an adverse effect on its financial position, results of operations and/or cash flows.

PAE is subject to various claims, litigation and other disputes that could ultimately be resolved against it.

The size, nature and complexity of PAE’s business make it highly susceptible to claims, litigation and other disputes. For example, PAE is and may become subject to various administrative, civil or criminal litigation, employment litigation, environmental claims, income tax matters, compliance matters, claims and investigations, which could divert financial and management resources and result in fines, penalties, compensatory, treble or other damages or non-monetary relief. U.S. Government regulations also provide that certain allegations against a contractor may lead to suspension or debarment from U.S. Government contracts or suspension of export privileges for PAE or one or more of its components. Suspension or debarment could have an adverse effect on PAE because of its reliance on U.S. Government contracts and authorizations. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have an adverse effect on its financial position, results of operations and/or cash flows. Any investigation, claim, demand or litigation, even if fully indemnified or insured, could negatively impact PAE’s reputation among its customers and the public, and make it more difficult for it to compete effectively or obtain adequate insurance in the future.

PAE’s business could be adversely affected by bid protests.

U.S. Government contract awards are frequently subject to bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. Government agency to resolve protests by one or more of PAE’s competitors of contract awards it receives. Bid protests may result in significant expense to PAE and termination or cancellation of an awarded contract as a result of the award being overturned. Even if PAE does not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. In addition, PAE may protest the contract awards of its competitors when it believes it is prudent to do so to protect its rights and interest in the competition. This process requires the time, effort and attention of PAE’s management and employees and incurs additional costs.

PAE is exposed to risks associated with operating internationally.

A large portion of PAE’s business is conducted internationally. Consequently, PAE is subject to a variety of risks that are specific to international operations, including the following: (i) the burden and cost of compliance with export regulations; (ii) compliance with regulations enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control; (iii) the burden and cost of compliance with foreign laws, including employment laws, tax regulations, treaties and technical standards and changes in the foregoing; (iv) potential uncertainty with respect to laws and regulations due to a high degree of the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (v) discretion on the part of governmental authorities, which could result in arbitrary or selective actions against PAE, including suspension or termination of operating licenses; (vi) contract award and funding delays; (vii) potential restrictions on transfers of funds; (viii) import and export duties and value added taxes; (ix) transportation delays and interruptions; (x) uncertainties arising from foreign local business practices and cultural considerations; (xi) the adoption of regulations or enactment of other actions by certain governments that would have a direct or indirect adverse impact on PAE’s business and market opportunities, including nationalization of private enterprise; (xii) general economic conditions; and (xiii) potential military conflicts, civil strife and political risks. Similar to PAE’s U.S. Government contracts, many of its contracts with foreign governments are subject to procurement laws and regulations and governmental funding authorizations and provide such customers the right to terminate contracts at any time without cause.

In addition, PAE is subject to the FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. In addition, PAE may also be subject to anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act of 2010. PAE has operations and deals with governmental personnel in countries known to experience, or that may be susceptible to, government corruption. PAE’s activities in these countries create the risk of unauthorized payments or offers of payments by its employees, consultants or contractors that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to PAE’s control. PAE’s international operations also involve activities involving the transmittal of information, which may include personal data, that may expose PAE to data privacy laws in the jurisdictions in which it operates. If PAE’s data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which PAE processes data, PAE could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case its operations could be adversely affected.

PAE’s overall success as a global business depends, in part, on its ability to anticipate and effectively manage these risks but there can be no assurance that PAE will be able to do so without incurring unexpected costs. If PAE is not able to manage the risks related to its international operations, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE has operations in the Middle East and in certain regions that may experience turmoil, political unrest and destabilization, insurgency, war or terrorism.

The services PAE provides internationally are sometimes in countries with unstable governments, in areas of military conflict, in hostile and unstable environments, including war zones, or at military installations. Political unrest and destabilization and insurgent activities in the areas in which PAE operates may cause further destabilization in these regions. These factors increase the risk of an incident resulting in damage or destruction to PAE’s work or living sites or resulting in injury or loss of life to its employees, subcontractors or other third parties. PAE maintains insurance to mitigate risk and potential liabilities related to its international operations, but coverage may not be adequate to cover these claims and liabilities and it may be forced to bear substantial costs arising from those claims. Substantial claims in excess of PAE’s related insurance coverage could have an adverse effect on its financial position, results of operations and/or cash flows.

In certain circumstances, including civil war or increased insurgent activities in Iraq or Afghanistan, the U.S. Government may decide to terminate some or all U.S. Government activities, including PAE’s operations under applicable U.S. Government contracts in a location, country or region and to withdraw all personnel. Acts of terrorism and threats of armed conflicts in or around various areas in which PAE operates could limit or disrupt markets and its operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of key employees, contractors or assets. Furthermore, PAE may experience liability arising from accidents or incidents, which could involve significant potential injury, involving its employees or third parties. PAE also may incur material costs to maintain the safety of its personnel or be subject to increasing insurance costs.

Natural or environmental disasters or other events outside PAE’s control could disrupt PAE’s business and result in loss of revenue or higher expenses.

PAE has significant operations located in regions that may be exposed to earthquakes, damaging storms and other natural disasters, or other events outside of its control. PAE’s business also may be subject to environmental disasters. Although preventative measures may help to mitigate damage, the damage and disruption resulting from natural and environmental disasters or other events outside PAE’s control may be significant. If insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs, it could have an adverse effect on its financial position, results of operations and/or cash flows.

PAE’s subcontractors and suppliers are also subject to natural and environmental disasters, public health crises or other events outside their control that could affect their ability to perform. Performance failures by PAE’s subcontractors due to natural and environmental disasters or other events outside their control may adversely affect its ability to perform its obligations on the prime contract. Damages or other costs that may not be fully recoverable from the subcontractor or from the customer could reduce PAE’s profitability or result in a termination of the prime contract, which could have an adverse effect on PAE’s ability to compete for future contracts.

Natural and environmental disasters or other events outside PAE’s control could also disrupt PAE’s workforce, electrical and other power distribution networks, including computer and internet operation and accessibility, and the critical infrastructure necessary for its normal business operations. These disruptions could have an adverse effect on its financial position, results of operations and/or cash flows.

Public health crises, such as the coronavirus, could disrupt PAE’s business and result in loss of revenue or higher expenses.

PAE’s operations may be adversely impacted by public health crises, such as pandemics and epidemics. For example, in December 2019, a strain of coronavirus (2019-nCoV) was identified in Wuhan, China, and has spread to other geographic locations. The World Health Organization has described the coronavirus outbreak as a “public health emergency of international concern.” PAE has operations on all seven continents and personnel, customers, and others serviced by the company travel from all over the world. The ability of PAE personnel to travel and PAE’s supply chains are likely to be adversely impacted by such a pandemic. Operations have been and may be partially reduced or fully suspended due to health concerns, which may result in a decrease of revenue and PAE may have increased medical, housing or other costs due to the exposure of its personnel to the virus and any possible quarantine requirements. PAE may experience delays relating to such events outside of its control, which could have a material adverse impact on its business. At this point, the extent to which the coronavirus may impact PAE’s results is unknown.

PAE’s business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

PAE faces various security threats, including cybersecurity threats to its information technology infrastructure and attempts to gain access to sensitive or classified information. Such threats can come from external as well as internal sources. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by Advanced Persistent Threats such as organized computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, PAE is also subject to other systems failures, including network, software or hardware failures, whether caused by PAE, third-party service providers (including operators of data centers and physical storage sites), natural disasters, power shortages, terrorist attacks or other events. PAE has been, and expects that it will be in the future, the target of Social Engineering Attacks, including attempts by cybercriminals to spoof company email accounts and impersonate company executives in order to gain access to PAE funds. Insurance may have specified sub-limits or exclusions in these cases that limit the recovery of lost funds. The unavailability of PAE’s information or communications systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt PAE’s operations, lead to financial losses from remedial actions, require significant management attention and resources, subject it to claims for breach of contract, damages, penalties or contract termination, negatively impact PAE’s reputation among its customers and the public and prevent PAE from being eligible for further work on sensitive or classified programs for U.S. Government customers, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. PAE has experienced cybersecurity attacks and other systems interruptions in the past and may experience them in the future. PAE’s property and business interruption insurance may be inadequate to compensate it for all losses that may occur as a result of any such system or operational failure or disruption.

PAE may be harmed by intellectual property infringement claims and its failure to protect its intellectual property could enable competitors to market services with similar features.

PAE may become subject to claims from its employees or third parties who assert that software and other forms of intellectual property that it uses in delivering services and solutions to its clients infringe upon intellectual property rights of such employees or third parties. PAE’s employees develop some of the software and other forms of intellectual property that PAE uses to provide its services and solutions to its clients, but PAE also licenses technology from other vendors and is subject to vendor software audits. If PAE’s employees, vendors, or other third parties assert claims that it or its clients are infringing on their intellectual property rights, it could incur substantial costs to defend against those claims. If any of these infringement claims are ultimately successful, PAE could be required to cease selling or using services that incorporate the challenged software or technology, obtain a license or additional licenses from its employees, vendors, or other third parties, or redesign its services that rely on the challenged software or technology.

PAE attempts to protect its trade secrets and proprietary rights by entering into confidentiality and intellectual property assignment agreements with third parties, its employees and consultants. However, if these are breached, there may not be an adequate remedy available to it. In addition, others may independently discover PAE’s trade secrets and proprietary information and, in such cases, PAE may not be able to assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using PAE’s trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. If PAE is unable to protect its intellectual property, its competitors could market services similar to PAE’s services, which could reduce demand for its offerings. Any litigation or other action to enforce PAE’s intellectual property rights, protect its trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.

In addition, U.S. Government contracts typically contain provisions that allow the U.S. Government to claim rights, including intellectual property rights, in products and data developed and/or delivered under such agreements. PAE may not have the right to prohibit the U.S. Government from using or disclosing certain technologies developed by it, and it may not be able to prohibit third parties, including PAE’s competitors, from using those technologies commercially or in providing products and services to the U.S. Government. The U.S. Government generally takes the position that it has an unlimited right to royalty-free use of technologies that are developed under U.S. Government contracts.

The loss of any member of PAE’s senior management could impair its relationships with U.S. Government customers and disrupt the management of its business.

PAE believes that the success of its business and its ability to operate profitably depends on the continued contributions of the members of its senior management. PAE relies on its senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of its senior management team have established and maintain with U.S. Government personnel contribute to PAE’s ability to maintain strong customer relationships and to identify new business opportunities. The loss of any member of PAE’s senior management could impair its ability to identify and secure new contracts, maintain good customer relations and otherwise manage successfully its business.

If PAE fails to attract and retain skilled employees or contractors, it might not be able to perform under its contracts or win new business.

The growth of PAE’s business and revenue depends in large part upon its ability to attract and retain sufficient numbers of highly qualified individuals, including personnel that are in high demand, such as those with military and law enforcement experience and specialized technical skill sets. In addition, certain U.S. Government contracts require it, and certain of its employees, to maintain security clearances. Obtaining and maintaining security clearances for employees is a lengthy process, and it is challenging to identify, recruit and retain employees who already hold security clearances. If PAE’s employees are unable to obtain or retain security clearances or if its employees who hold security clearances terminate employment with it, PAE’s ability to perform the work under certain U.S. Government contracts may be adversely affected, and the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration. Further, some of PAE’s U.S. Government contracts contain provisions requiring it to staff an engagement with personnel that the customer considers key to its successful performance under the contract. In the event PAE is unable to provide these key personnel or acceptable substitutions, where permitted, the customer may terminate the contract. As a result, if PAE is unable to recruit and retain a sufficient number of qualified employees, its ability to maintain and grow its business could be limited.

Moreover, in a tight labor market, PAE’s labor costs could increase and it may be required to engage large numbers of subcontractor personnel, which could cause its profit margins to suffer. If PAE’s employees are over- utilized, it could have a negative impact on employee morale and attrition. Conversely, if PAE maintains or increases its staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, PAE may underutilize the additional personnel, which would increase its general and administrative expenses and could have an adverse effect on its financial position, results of operations and/or cash flows.

The expiration of PAE’s collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect its operating performance.

As of December 31, 2019, PAE had a workforce of approximately 20,000, of which approximately 24% were covered by collective bargaining agreements. As of December 31, 2019, PAE had approximately 56 collective bargaining agreements with its unions. The length of these agreements varies, with the longest expiring in November 2022. PAE cannot predict how stable its union relationships will be or whether it will be able to successfully negotiate successor agreements without impacting its financial condition, and may, in the future, experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise, which may cause a significant disruption of operations. In addition, PAE may face increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect its financial position, results of operations and/or cash flows. See “Item 1A. Risk Factors—Risks Related to PAE’s Business—Risks Related to Financial Results and Reporting” for additional information.

b. Risks Related to Financial Results and Reporting

PAE may not receive the full amounts estimated under the U.S. Government contracts in its backlog, which could reduce its revenue in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of December 31, 2019, PAE’s total backlog was approximately $6.4 billion, of which $1.5 billion was funded. Due to the U.S. Government’s ability not to exercise contract options or to terminate, modify or curtail PAE’s programs or contracts and the rights of its non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, PAE may realize less than expected or may never realize revenues from some of the contracts that are included in its backlog. PAE’s unfunded backlog, in particular, is not exact or guaranteed, and is based upon, among other things, management’s experience under such contracts and similar contracts, the particular customers, the type of work and budgetary expectations. PAE’s management may not accurately assess these factors or estimate the revenue it will realize from these contracts. In addition, backlog is typically subject to large variations from quarter-to-quarter, and comparisons of backlog from period to period are not necessarily indicative of future revenues. The timing of receipt of revenues, if any, on projects included in backlog could change due to the scheduling of projects, and cancellation of or adjustments to contracts may occur. As a result, PAE’s funded, unfunded and total backlog as of any particular date may not reflect the actual revenue ultimately received from these contracts and therefore may not be an accurate indicator of PAE’s future earnings. If PAE fails to realize as revenues amounts included in its backlog, it could have an adverse effect on its financial position, results of operations and/or cash flows.

PAE’s financial results may vary significantly from quarter-to-quarter.

PAE expects its sales and operating results to vary from quarter-to-quarter. Reductions in revenue in a quarter could lead to lower profitability in that quarter because PAE may not be able to reduce its expenses proportionately, or at all, for that quarter, as a relatively large amount of its expenses are fixed in the short-term. PAE may also incur additional expenses when contracts are terminated or expire and are not renewed.

Payments due to PAE from its customers may be delayed due to billing cycles or as a result of failures of U.S. Government appropriations to gain congressional and administration approval in a timely manner. The U.S. Government may have to suspend, and has in the past suspended, engagements that PAE is working on because federal appropriations were not timely approved. The U.S. Government’s September 30 fiscal year end may also trigger increased purchase requests from customers for equipment and materials due to expiring funds. Any increased purchase requests it received as a result of the U.S. Government’s fiscal year end would serve to increase PAE’s third or fourth quarter revenue but may lead to reductions in revenue in the first quarter.

Additional factors that may cause PAE’s financial results to fluctuate from quarter-to-quarter include those addressed elsewhere in these Risk Factors and the following factors, among others:

•	the terms of customer contracts that affect the timing of revenue recognition;

•	variability in demand for PAE’s services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of shipments and product deliveries;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	variable purchasing patterns under blanket purchase agreements and other IDIQ contracts;

•	restrictions on and delays related to the export of defense articles and services;

•	costs related to government inquiries, audits and investigations;

•	strategic decisions by PAE or its competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which PAE uses subcontractors;

•	seasonal fluctuations in PAE’s staff utilization rates;

•	changes in PAE’s effective tax rate including changes in its judgment as to the necessity of the valuation allowance recorded against its deferred tax assets; and

•	the length of sales cycles.

Significant fluctuations in PAE’s operating results for a particular quarter could cause it to fall out of compliance with the financial covenants related to its debt, which if not waived, could restrict PAE’s access to capital and cause it to take extreme measures to pay down its debt under its existing revolving credit facility. In addition, fluctuations in PAE’s financial results could cause the trading price of the notes to decline.

PAE uses estimates when accounting for contracts and any changes in such estimates could have an adverse effect on PAE’s profitability and its overall financial performance.

When agreeing to contractual terms, PAE’s management makes assumptions and projections about future conditions and events, many of which extend over long periods. In order to make these projections it must assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues.

Due to the size and nature of many of PAE’s U.S. Government contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a task, as well as the future impact of PAE’s efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.

Because of the significance of the judgments, assumptions and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have an adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance.

PAE’s earnings and profitability may vary based on the mix of its contracts and may be adversely affected by PAE’s failure to accurately estimate or otherwise recover the expenses, time and resources for its contracts.

PAE enters into several different types of U.S. Government contracts including cost-reimbursable, fixed-price and time-and-materials. For the year ended December 31, 2019, PAE derived approximately 58%, 34% and 8% of its revenue from cost-reimbursable, fixed-price and time-and-materials contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that PAE could underestimate its cost of fulfilling the contract, which may reduce the profit it earns or lead to a financial loss on the contract and adversely affect PAE’s operating performance and result in a loss of expected revenue.

Under cost-reimbursable contracts, PAE is reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If PAE’s actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, it may not be able to recover those costs. In particular, there is increasing focus by the U.S. Government on the extent to which government contractors, including PAE, are able to receive reimbursement for employee compensation, including rules that substantially limit the level of allowable compensation cost for executive-level and other employees. In addition, there is risk of compensation being deemed unallowable or payments being withheld as a result of government audit, review, or investigation.

Under fixed-price contracts, PAE performs specific tasks for a pre-determined price. Compared to time-and- materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because PAE receives the benefits of any cost savings and operating efficiencies, but involve greater financial risk because it bears the impact of any cost overruns. Because PAE assumes the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in its contract mix could increase its risk of suffering losses. In addition, U.S. Government procurement policies have focused on requiring disclosure of cost and pricing data in the context of fixed-price contracting, which can impact the profitability of those contracts.

Under time-and-materials contracts, PAE is reimbursed for the hours worked using pre-determined hourly rates for each labor category and typically reimbursed for other direct contract costs and expenses at cost. PAE assumes financial risk on time-and-materials contracts because its cost of performance may exceed these negotiated hourly/daily rates. If PAE’s material costs on time-and-materials contracts grow at a faster rate than its labor-related costs, its overall profit margins may decrease and its profitability could be adversely affected.

Additionally, PAE’s profits could be adversely affected if its costs under any of these contracts exceed the assumptions it used in bidding for the contract. For example, PAE may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond its control. Further, PAE cannot recover unallowable costs under any contracts, as direct contract charges or overhead. An increase in PAE’s unallowable costs could have an adverse effect on its financial position, results of operations and/or cash flows.

PAE has recorded provisions in its consolidated financial statements for losses on its contracts, as required under U.S. generally accepted accounting principles, but PAE’s contract loss provisions may not be adequate to cover all actual losses that it may incur in the future. Actual losses could have an adverse effect on its financial position, results of operations and/or cash flows.

PAE’s IDIQ contracts are not firm orders for services, and it may never receive revenue from these contracts, which could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Many of PAE’s U.S. Government contracts are IDIQ contracts. IDIQ contracts are essentially umbrella contracts that set forth the basic terms and conditions under which an agency may order goods and services from one, and in many cases, more than one, contractor from time to time during the term of such contract. Therefore, the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the customer is obligated to pay only a de minimis fee or order a de minimis amount of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders and each awardee is given a fair opportunity to be considered for the task order through a competitive bidding process. A task order is, generally, awarded to a single contractor using a best-value approach, which reflects the U.S. Government’s estimation of the proposal that would provide the greatest overall benefit. There can be no assurance that PAE’s existing IDIQ contracts will result in actual revenue during any particular period or at all.

PAE sometimes submits requests for equitable adjustments or claims to clients for work it performed beyond the initial scope of some of its contracts. If these clients do not approve these requests or claims, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE typically has pending requests for equitable adjustments (“REAs”) or claims submitted under some of its contracts for payment of work performed beyond the initial contractual requirements for which it has already recorded revenue. PAE cannot guarantee that such REAs or claims will be approved in whole, in part, or at all. Often, these REAs or claims can be the subject of lengthy proceedings, and it is difficult to accurately predict when they will be fully resolved. When these types of events occur and unresolved REAs or claims are pending, PAE has used working capital to cover cost overruns pending the resolution of the relevant REAs or claims. If these REAs or claims are not approved, PAE’s revenue may be reduced in future periods.

PAE may pursue or complete acquisitions, or other transactions, which represent additional risk and could impact future financial results.

PAE’s business strategy includes the potential for future acquisitions or other transactions. Acquisitions involve a number of risks, including integration of the acquired company with PAE’s operations and unanticipated liabilities or contingencies related to the acquired company. PAE cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact PAE’s financial position, results of operations and/or cash flows. Additionally, after an acquisition, unforeseen issues could arise that adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, PAE may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management that could have an adverse effect on its financial position, results of operations and/or cash flows.

If PAE is unable to manage its growth, its business and financial results could suffer.

Sustaining PAE’s growth has placed significant demands on its management, as well as on its administrative, operational and financial resources. For PAE to continue to manage its growth, it must continue to improve its operational, financial and management information systems and expand, motivate and manage its workforce. Additionally, PAE’s future financial results depend in part on its ability to profitably manage its growth on a combined basis with the businesses it has acquired and those it may acquire in the future. If PAE is unable to manage its growth while maintaining its quality of service and profit margins, or if new systems that it implements to assist in managing its growth do not produce the expected benefits, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE may be unable to realize any benefit from its cost reduction and restructuring effort and its profitability may be hurt or its business otherwise might be adversely affected.

PAE has engaged in cost reduction and restructuring activities in the past and may engage in other cost reduction restructuring activities in the future such as headcount reductions. These types of cost reduction and restructuring activities are complex. If PAE does not successfully manage its current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that it may undertake in the future, any expected efficiencies and benefits might be delayed or not realized, and its operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed PAE’s initial estimates, which could result in additional future charges.

PAE may need additional capital to fund the growth of its business, and financing may not be available on favorable terms or at all.

PAE currently anticipates that its available capital resources, including its existing revolving credit facility and operating cash flow, will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of PAE’s business. If PAE determines that it is necessary to raise additional funds, either through an expansion or refinancing of its existing credit facilities or through public or private debt or equity financings, additional financing may not be available on terms favorable to PAE, or at all.

Disruptions in the capital and credit markets could adversely affect PAE’s ability to access these markets. Limitations on PAE’s borrowing base contained in its existing revolving credit facility may limit its access to capital, and PAE could fall out of compliance with financial and other covenants contained in its existing revolving credit facility which, if not waived, would restrict PAE’s access to capital and could require it to pay down its existing debt under its existing revolving credit facility. PAE’s lenders may not agree to extend additional or continuing credit under its existing revolving credit facility or waive restrictions on its access to capital. If adequate funds are not available or are not available on acceptable terms, PAE may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE may not able to obtain adequate indemnity or insurance coverage.

Many of PAE’s contracts require it to maintain minimum insurance coverage levels. If any of the third-party insurers fail, suddenly cancel PAE’s coverage or otherwise are unable to provide adequate insurance coverage, then its overall risk exposure could increase and the management of its business operations could be disrupted. In addition, there can be no assurance that any of PAE’s insurance coverage will be renewable or obtainable on commercially reasonable terms or at all upon the expiration of the applicable coverage period.

In addition, PAE may incur significant liabilities, including liabilities related to doing business in developing countries. In some, but not all, circumstances, PAE may be entitled to indemnification from its customers, such as through contractual provisions. The amount of insurance coverage that PAE maintains or indemnification to which it may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance or indemnification coverage to protect against all operational risks and liabilities. Additionally, PAE’s insurance policies and indemnification arrangements often require it to pay a retention or deductible out-of-pocket. Accordingly, PAE may be forced to bear substantial costs resulting from risks and uncertainties of its business which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Goodwill represents a significant portion of PAE’s assets and any impairment of these assets could an adverse effect on PAE’s financial position, results of operations and/or cash flows.

As of December 31, 2019, PAE’s goodwill was approximately $409.6 million, which represented approximately 30% of its total assets. PAE tests goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. PAE estimates the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result, the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. PAE recognized goodwill impairment of $86.9 million during the year ended December 31, 2017 due to contract repricing and lost recompete opportunities. Because of the significance of PAE’s goodwill, any future impairment of this asset could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Unanticipated changes in PAE’s tax provisions or exposure to additional U.S. and foreign tax liabilities could affect PAE’s profitability.

PAE and its subsidiaries are subject to various taxes, including but not limited to income, gross receipts and payroll withholding taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining PAE’s worldwide provision or benefit for taxes. In the ordinary course of PAE’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign tax laws and regulations, or their interpretation and enforcement, could result in higher or lower taxes assessed or changes in the taxability of certain revenue or the deductibility of certain expenses, thereby affecting PAE’s tax expense and profitability. In addition, PAE is frequently subject to audits by tax authorities, including the audit currently being conducted by the Afghan tax authorities. The final determination of tax audits and any related litigation could be materially different from PAE’s historical tax provisions and accruals. Additionally, changes in the geographic mix of PAE’s revenue could also impact its tax liabilities and affect its overall tax expense and profitability.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, limiting net operating loss carry forwards and introducing new anti-base erosion provisions. Many of these changes only became effective for tax years beginning after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. Further, it is reasonable to expect that non-U.S. taxing authorities will be reviewing current law for potential modifications in reaction to the implementation of the recent U.S. tax legislation. Changes to U.S. or foreign tax regulations, or the interpretation or implementation thereof, could adversely affect PAE’s financial position, results of operations and/or cash flows.

Government withholding regulations could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Approximately 39% of PAE’s revenues for the year ended December 31, 2019 were derived from U.S. Government contracts that are subject to a Defense Federal Acquisition Regulation Supplement rule that permits the withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies, which the DoD defines as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” In accordance with the rule, contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. If PAE has significant deficiencies and contract payments are withheld, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect PAE’s earnings and cash flows.

A portion of PAE’s current and retired employee population, including employees of certain of its joint ventures, is covered by pension and other postretirement benefit plans (including multi-employer plans), the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit plan assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of PAE’s pension and other postretirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Because PAE owns a minority interest in some of the joint ventures with such plans, it has limited ability to control the management of those plans. One joint venture in which PAE has a minority interest operates in the United Kingdom, and its pension plan is subject to U.K. laws and regulations.

Additionally, due to government regulations, pension plan cost recoveries under PAE’s U.S. Government contracts occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have an adverse effect on PAE’s cash flows. The cost accounting rules have been revised in order to partially harmonize the measurement and period of assignment of defined benefit pension plan costs allocable to U.S. Government contracts and the minimum required contribution under Title I of the United States Employee Retirement Income Security Act of 1974, as amended (“ERISA”). These rules better align, but do not eliminate, mismatches between ERISA funding requirements and CAS pension costs for CAS-covered contracts.

Due to PAE’s participation in multi-employer pension plans, PAE may have exposure under those plans that extends beyond what its obligations would be with respect to its employees. PAE contributes to 13 multi-employer pension plans. In the event of a partial or complete withdrawal by PAE from any plan which is underfunded, it would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which it cannot independently validate, PAE believes that its portion of the contingent liability in the case of a full withdrawal or termination would be material to its financial position and results of operations. In the event that any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then PAE, along with the other remaining contributing employers, might be liable for its proportionate share of such plan’s unfunded vested benefits. PAE has experienced such an event in the past with one of its multi-employer pension plans and expects that it would experience it again in the future. Even if PAE does not take any actions that would subject it to withdrawal liabilities, another contributing employer could take such actions.

In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code of 1986, as amended (the “Code”), will impose an excise tax of 5% on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including PAE, will be determined in part by each employer’s respective delinquency in meeting the required employer contributions under the plan. The Code also requires contributing employers to make additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, adversely impact on PAE’s financial results.

Further, PAE’s earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. PAE’s pension and other post-retirement benefit income or expense can also be affected by legislation or other regulatory actions.

II. Risks Related to PAE’s Industry

U.S. Government contracts differ materially from standard commercial contracts and may be subject to cancellation or delay by PAE’s customers without penalty.

PAE’s contracts with the U.S. Government and its agencies contain terms that differ materially from standard commercial contracts. Under the terms of PAE’s contracts with the U.S. Government and its agencies, the U.S. Government and its agencies may unilaterally, among other actions: (i) delay the payment of PAE’s invoices by government payment offices; (ii) reduce the value of existing contracts through partial termination; (iii) terminate or modify existing contracts; (iv) suspend PAE from receiving new contracts pending the resolution of alleged violations of procurement laws or regulations; (v) debar PAE from receiving new contracts for a period of time; (vi) audit and deny recovery of contract-related costs and fees; and (vii) terminate contracts awarded to PAE if the contracts are protested by a competitor.

As noted above, the U.S. Government can terminate or modify any of its contracts with PAE either for its convenience or if PAE defaults by failing to perform under the terms of the applicable contract. A termination arising out of PAE’s default could expose it to liability and could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE’s U.S. Government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the customer at previously negotiated prices. The U.S. Government and its agencies may, in their sole discretion, choose not to exercise the option periods. At the time of completion of any U.S. Government contract, PAE will often have to recompete for the contract, even if it had been the incumbent service provider. If the U.S. Government chooses not to exercise its option period, terminates and/or materially modifies any of PAE’s contracts or if PAE fails to win a recompete, it will not be entitled to any damages which it might be entitled to if the contract were a standard commercial contract, and it may not be able to win new business that would replace the revenue generated from such contract, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

In addition, U.S. Government contracts are usually awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to PAE. In many cases, unsuccessful bidders for U.S. Government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. PAE may not be awarded contracts for which it bids and substantial delays or cancellation of contract awards may follow its successful bids as a result of such protests.

Certain of PAE’s U.S. Government contracts also contain “organizational conflict of interest” clauses that have in the past limited, and in the future may limit, PAE’s ability to compete for certain related follow-on contracts. Organizational conflicts of interest arise when PAE engages in activities that may make it unable to render impartial assistance or advice to the U.S. Government, impair PAE’s objectivity in performing contract work or provide PAE with an unfair competitive advantage. A conflict of interest issue that precludes PAE’s competition for or performance on a significant program or contract could harm its prospects. While PAE actively monitors its contracts to avoid these conflicts, it cannot guarantee that it will be able to avoid all organizational conflict of interest issues. To the extent that organizational conflicts of interest laws, regulations and rules limit its ability to successfully compete for new contracts or task orders with the U.S. Government and/or commercial entities or require PAE to exit certain existing contracts or task orders or wind down certain existing contracts or task orders, either because of organizational conflicts of interest issues arising from PAE’s business or because companies with which PAE is affiliated or with which it otherwise conducts business create organizational conflicts of interest issues for PAE, it may have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Finally, as a U.S. Government contractor, PAE is also subject to a wide variety of regulatory compliance requirements under federal regulations. Key examples include: requirements that PAE’s IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publications 800-53 and800-171, an obligation to maintain DCAA certification of PAE’s accounting system to be eligible to perform cost reimbursable contracts, and a requirement to maintain a robust ethics and compliance program as well as anti-human trafficking measures. PAE may also be responsible if its subcontractors do not comply with these requirements. A failure to comply with the requirements could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

The failure by Congress to approve appropriations on a timely basis for the U.S. Government agencies supported by PAE could delay procurement of its services and cause it to lose future revenues, profitability and growth prospects.

On an annual basis, Congress must approve appropriations that govern spending by the U.S. Government agencies to which PAE provides services. When Congress is unable to agree on budget priorities and unable to pass annual appropriations on a timely basis, it typically enacts a continuing resolution. A continuing resolution allows U.S. Government agencies to operate at spending levels approved in the previous appropriations. When the U.S. Government operates under a continuing resolution, funding may not be available for new projects and U.S. Government agencies may delay funding PAE expects to receive from customers on work it is already performing. Any such delays would likely result in new business initiatives being delayed or, in some cases, canceled and could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Furthermore, a failure to complete the appropriations process or to fund U.S. Government operations pursuant to a continuing resolution may result in a U.S. Government shutdown, such as the recent 35-day partial shutdown from December 2018 to January 2019.

Finally, while Congress may pass a continuing resolution to end a shutdown, it is possible that no agreement on annual appropriations may be reached and the U.S. Government could shut down again. A U.S. Government shutdown may result in PAE incurring substantial costs without reimbursement under its contracts and the delay or cancellation of key programs, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

U.S. defense spending in fiscal years 2020 and 2021 currently remains subject to statutory spending limits established by the Budget Control Act of 2011 (the “Budget Control Act”). The Budget Control Act includes a sequester mechanism that would impose additional defense cuts. Continued budget uncertainty and the risk of future sequestration cuts remain unless the Budget Control Act is repealed or significantly modified.

Uncertain economic conditions and volatility in financial markets could impact PAE’s business.

PAE’s business may be adversely affected by factors that are beyond its control in the United States and other countries or in the various industries in which it operates, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which PAE operates. If for any reason PAE loses access to its currently available lines of credit, or if PAE is required to raise additional capital or refinance its existing indebtedness, PAE may be unable to do so in the current credit and stock market environment, or it may be able to do so only on unfavorable terms, if at all. Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of PAE’s insurers and financial institutions. In particular, if the U.S. Government reduces funding for government initiatives in which PAE participates, it may have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE cannot guarantee that its current sources of liquidity will enable it to continue to perform under its existing contracts and further grow its business. A disruption in the credit markets could adversely affect PAE’s ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, it may have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Competition in PAE’s industry could limit its ability to attract and retain customers.

PAE competes with various entities across geographic and business lines including, for example, large prime contractors to the U.S. Government, original equipment manufacturers, government services providers and construction companies. PAE competes on a number of factors, including its broad range of services, geographic reach and mobility.

Some of PAE’s competitors may have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for items they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, PAE is at a disadvantage when bidding for contracts up for re-competition for which it is not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service. If these competitive pressures cause PAE to lose recompetes or new business, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

U.S Government contracting policies create preferences for various minority-owned, small and disadvantaged businesses that could limit PAE’s ability to be a prime contractor on certain governmental procurements.

U.S. Government contracting policies include various socioeconomic programs that establish contracting preferences for particular groups including small businesses as well as minority-owned, women-owned, service-veteran-owned and Native-American-owned businesses, among others. In furtherance of these socioeconomic policies, the U.S. Government may decide to set-aside or otherwise restrict certain procurements only to bidders that meet certain socioeconomic qualifications or may provide other competitive advantages to such businesses even if the procurement is not set-aside or restricted. As a result, PAE would not be eligible to perform as a prime contractor on those programs, may be limited in its ability to perform as a subcontractor, or be at other competitive disadvantage on those programs. An increase in the amount of procurements under set-aside programs may impact PAE’s ability to bid on new procurements as a prime contractor or restrict its ability to recompete on incumbent work that is placed in the set-aside programs. In addition, even if PAE is qualified to work on a U.S. Government contract, it may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of business. PAE has experienced in the past, and may experience in the future, new opportunities and follow-on procurements for U.S. government contracts that are subject to socioeconomic preferences for which PAE is not eligible.

U.S. Government in-sourcing could result in loss of business opportunities and personnel.

The U.S. Government may decide to reduce the percentage of contracted services in favor of more federal employees through a practice referred to as “in-sourcing.” Over time, in-sourcing could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work PAE currently performs could be in-sourced by the federal government and, as a result, PAE’s revenues could be reduced. Moreover, PAE’s employees working on contracts could also be hired by the government. This loss of PAE’s employees would necessitate the need to retain and train new employees. Accordingly, the potential effect of in-sourcing could have a materially adverse effect on PAE’s financial position, results of operations and/or cash flows.

A change in public policy could result in the termination or alteration of PAE’s contracts.

A change in any number of public policy objectives, including with respect to national security and foreign aid, could impact PAE’s business positively or negatively. For example, if the U.S. Government withdraws from Afghanistan or Iraq, PAE’s business could be materially impacted. The Agreement for Bringing Peace to Afghanistan was signed on February 29, 2020, and could impact PAE’s business in Afghanistan. Also, by way of example, changes in immigration policy and border protection in the United States could negatively impact PAE’s business.

III. Risks Related to PAE’s Indebtedness

PAE’s substantial level of indebtedness could adversely affect it and prevent it from making dividends and distributions and payments on its other debt obligations (if any).

PAE has a substantial amount of debt. Following completion of the Business Combination, PAE had approximately $635.6 million of indebtedness, consisting of amounts outstanding under its senior secured credit facilities. PAE’s substantial level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for PAE to satisfy its obligations;

•	increase PAE’s vulnerability to adverse economic and industry conditions;

•	limit PAE’s ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

•	expose PAE to interest rate fluctuations because the interest on certain of its debt is variable;

•	require PAE to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of its cash flow for operations and other purposes;

•	make it more difficult for PAE to satisfy its obligations to its lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limit PAE’s ability to refinance indebtedness or increase the associated costs;

•	require PAE to sell assets to reduce debt or influence its decision about whether to do so;

•

limit PAE’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or prevent PAE from carrying out capital spending that is necessary or important to its growth strategy and efforts to improve operating margins; and

•

place PAE at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

In addition, the agreements governing PAE’s indebtedness contain restrictive covenants that will limit PAE and its subsidiaries’ ability to engage in activities that may be in their long-term best interests.

Despite substantial levels of indebtedness, PAE has the ability to incur substantially more indebtedness, which could further intensify the risks described above.

PAE may be able to incur substantial additional debt in the future. The terms of the Revolving Credit Agreement, dated as of October 20, 2016 (as amended, amended and restated, supplemented or otherwise modified), by and among Shay Intermediate Holding II Corporation (“Shay Intermediate II”), PAE Holding, certain other borrowers from time to time party thereto, certain financial institutions from time to time party thereto and Bank of America, N.A. (“BofA”), as the administrative agent and the collateral agent (the “Existing ABL Credit Agreement”), the First Lien Term Loan Credit Agreement, dated as of October 20, 2016 (as amended, amended and restated, supplemented or otherwise modified), by and among Shay Intermediate II, PAE Holding, certain other borrowers from time to time party thereto, certain financial institutions from time to time party thereto and BofA, as the administrative agent and the collateral agent (the “Existing First Lien Term Loan Credit Agreement”) and the Second Lien Term Loan Credit Agreement, dated as of October 20, 2016 (as amended, amended and restated, supplemented or otherwise modified), by and among Shay Intermediate II, PAE Holding, certain other borrowers from time to time party thereto, certain financial institutions from time to time party thereto and BofA, as the administrative agent (the “Existing Second Lien Term Loan Credit Agreement” and, together with the Existing ABL Credit Agreement and the Existing First Lien Term Loan Credit Agreement, the “Existing Credit Agreements”) contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to a number of qualifications and exceptions and do not fully prohibit PAE from so incurring substantial additional debt. Depending on borrowing base availability, net of outstanding letters of credit, PAE has the ability to draw up to $150 million under its ABL credit facility, all of which would be secured. PAE also has the ability to incur incremental loans under the term loan credit facilities subject to availability under certain fixed dollar baskets and/or the satisfaction of a maximum first lien net leverage ratio on a pro forma basis, all of which would be secured. If new debt is added to PAE’s current debt levels, the related risks that PAE now faces could intensify.

Restrictive covenants in PAE’s credit agreements could restrict its operating flexibility.

The agreements governing PAE’s senior secured credit facilities limit PAE’s ability to take certain actions. These restrictions may limit PAE’s ability to operate its businesses, prohibit or limit its ability to enhance its operations or take advantage of potential business opportunities as they arise and cause PAE to take actions that are not favorable to stockholders.

These agreements restrict, among other things and subject to certain exceptions, PAE’s and its restricted subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends or other payments on capital stock;

•	guarantee other obligations;

•	grant liens on assets;

•	make loans, acquisitions or other investments;

•	transfer or dispose of assets;

•	make optional payments or modify certain debt instruments;

•	engage in transactions with affiliates;

•	amend organizational documents;

•	engage in mergers or consolidations;

•	enter into arrangements that restrict the ability of PAE’s subsidiaries to pay dividends;

•	engage in business activities that are materially different from existing business activities;

•	change the nature of the business conducted by it; and

•	designate subsidiaries as unrestricted subsidiaries.

Under the credit agreements governing PAE’s term loan credit facilities, PAE could be required to make periodic prepayments based on excess cash flow (as defined therein), thereby limiting the amount of cash flow that can be reinvested in its business. In addition, under the credit agreement governing PAE’s ABL credit facility, if availability goes below a certain threshold, PAE will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability were to fall below a certain threshold for a specified number of business days, PAE could be required to remit its cash funds to a dominion account maintained by the administrative agent under the ABL credit facility, which would then require daily review and approval of operating disbursements by the administrative agent.

PAE’s ability to comply with the covenants and restrictions contained in agreements governing its indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond PAE’s control. Its ability to comply with these covenants in future periods will also depend substantially on the revenues generated by its contracts, its success at implementing cost reduction initiatives and its ability to successfully implement its overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing PAE’s indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, PAE may be unable to borrow under its Existing ABL Credit Agreement or otherwise, may not be able to repay the amounts due under the agreements governing its indebtedness, and may not be able make cash available by dividend, debt repayment or otherwise. In addition, PAE’s lenders could proceed against the collateral securing that indebtedness. Any of the foregoing could have serious consequences to PAE’s financial position, results of operations and/or cash flows and could cause it to become bankrupt or insolvent.

The Existing Credit Agreements contain cross default or cross acceleration provisions that may cause all the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The Existing Credit Agreements contain numerous covenants, and require PAE, if availability goes below a certain threshold, to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated in the Existing ABL Credit Agreement. PAE’s failure to comply with the obligations contained in these agreements or other instruments governing its indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, PAE would need to raise funds from alternative sources, which funds may not be available to PAE on favorable terms, on a timely basis or at all. Alternatively, such a default could require PAE to sell assets and otherwise curtail its operations in order to pay its creditors. These alternative measures could have an adverse effect on PAE’s business, financial position, results of operations and/or cash flows.

If PAE does not generate sufficient cash flows, it may not be able to service all of its indebtedness.

To service its indebtedness, PAE will require a significant amount of cash. PAE’s ability to generate cash, make scheduled payments or to refinance its indebtedness depends on PAE’s successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of its control.

If PAE’s cash flow and capital resources are insufficient to fund its debt service obligations or to repay indebtedness when it matures, PAE may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets or operations, reducing or delaying capital investments or seeking to raise additional capital. PAE may not be able to refinance its debt and any refinancing of its debt could be at higher interest rates and may require it to comply with more restrictive covenants that could further restrict its business operations and its ability to make cash available for dividends and distributions and payments on its other debt obligations (if any). PAE’s ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of its various debt instruments then in effect. In addition, a significant portion of PAE’s outstanding indebtedness is secured by substantially all of its and its subsidiaries’ assets and any successor credit facilities are likely to be secured on a similar basis. As such, PAE’s ability to seek additional financing or its ability to make cash available for dividends and distributions and payments on its other debt obligations (if any) could be impaired as a result of such security interests and the agreements governing such security interests. Moreover, as a result of these security interests, the underlying assets would only be available to satisfy claims of PAE’s general creditors or holders of its equity securities if it were to become insolvent to the extent the value of such assets exceeded the amount of its indebtedness and other obligations.

PAE’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms could have an adverse effect on PAE’s business, financial position and results of operations.

IV. Risks Related to the Business Combination

We have incurred significant transaction and transition costs in connection with the Business Combination.

We have incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We may also incur additional costs to retain key employees. Certain expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby (including the Business Combination) have been or will be paid by the Company. The Company’s transaction expenses as a result of the Business Combination are currently estimated at approximately $33.0 million. The amount of the deferred underwriting commissions was not adjusted for any shares that were redeemed in connection with the Business Combination.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although Gores III conducted due diligence on PAE in connection with the Business Combination, this diligence may not have surfaced all material issues present in PAE’s business. Moreover, factors outside of PAE’s business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the Proxy Statement relating to the Business Combination contained an actionable material misstatement or material omission.

The Company had no operating or financial history and our results of operations may differ significantly from the unaudited pro forma financial data included in the Super 8-K.

Prior to the Business Combination, the Company was a blank check company, and it had no operating history and no revenues. The unaudited pro forma condensed combined statement of operations of the post-combination company combines the historical audited results of operations of the Company for the year ended December 31, 2019, with the historical audited results of operations of Shay for the year ended December 31, 2019, and gives pro forma effect to the Business Combination as if it had been consummated on January 1, 2019. The unaudited pro forma condensed combined balance sheet of the post-combination company combines the historical balance sheets of the Company as of December 31, 2019 and of Shay as of December 31, 2019 and gives pro forma effect to the Business Combination as if it had been consummated on December 31, 2019.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the Super 8-K.

If the Business Combination’s benefits do not meet the expectations of investors or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for PAE’s stock and trading in the shares of our securities was not active. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced services on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us following the Business Combination;

•	changes in our capital structure following the Business Combination, such as future issuances of securities or the incurrence of additional debt;

•	the volume of securities available for public sale;

•	any major change in our board of directors (the “Board”) or management;

•	sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;

•	the realization of any of the other risks described herein;

•	additions or departures of key personnel;

•	failure to comply with the requirements of Nasdaq;

•	failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

•	actual, potential or perceived control, accounting or reporting problems;

•	changes in accounting principles, policies and guidelines; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

V. Risks Related to Our Class A Common Stock and Warrants

Platinum Equity has significant influence over us.

Platinum Equity beneficially owns approximately 25% of our Class A Common Stock (after taking into account shares of our Class A Common Stock underlying warrants held by Platinum Equity). As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Platinum Equity’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities. Because our certificate of incorporation opts out of Section 203 of the Delaware General Corporation Law (“DGCL”) regulating certain business combinations with interested stockholders, Platinum Equity may transfer shares to a third party by transferring their securities without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for our securities.

Pursuant to the Investor Rights Agreement, PE Shay Holdings, LLC (the “Platinum Stockholder”) has the right to nominate up to two directors to the Board. The remaining three directors will be independent directors initially nominated by the Platinum Stockholder and reasonably acceptable to the Company. In addition, for so long as the Platinum Stockholder has the right to nominate a director, it will also have the right to: (i) designate the chairman of the Board (who need not be a nominee of the Platinum Stockholder); (ii) appoint one representative to each committee of the Board of other than the audit committee; (iii) subject to applicable law and stock exchange requirements, appoint one observer to each committee of the Board; and (iv) subject to applicable law and stock exchange requirements, require that the Board does not exceed five directors. The Platinum Stockholder’s right to designate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. If the Platinum Stockholder holds: (a) 10% or greater of the outstanding Class A Common Stock, it will have the right to appoint two directors; (b) less than 10% but greater than or equal to 5% of the outstanding Class A Common Stock, it will have the right to appoint one director; (c) or less than 5% of the outstanding Class A Common Stock, it will not have the right to appoint any directors.

Platinum Equity’s interests may not align with our interests as a company or the interests of our other stockholders. Accordingly, Platinum Equity could cause us to enter into transactions or agreements of which our stockholders would not approve or make decisions with which our stockholders would disagree. Further, Platinum Equity is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Platinum Equity may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Platinum Equity and its affiliates and investment funds may serve as our directors or officers, our restated certificate of incorporation provides, among other things, that none of Platinum Equity or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Platinum Equity has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Platinum Equity to themselves or their other affiliates.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;

•	the requirement that directors may only be removed from the Board for cause;

•

the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our Class A Common Stock; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect your ability to seek legal redress.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, a court may decline to enforce these exclusive forum provisions with respect to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction, and our stockholders may not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

The exercise price for our Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of our Warrants (as defined below) is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the IPO. The exercise price for our Warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of a holder’s Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without the approval of that warrant holder.

Our 13,333,333 warrants included in the public units issued in our IPO, each of which is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share of Class A Common Stock (the “Public Warrants”), were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders or any amendment to the terms of the warrants held by Gores Sponsor III LLC (the “Sponsor”) that were issued to our Sponsor on the IPO Closing Date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Public Warrants and, unless held by the Sponsor or its permitted transferees, the Private Placement Warrants, at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the warrant holders: (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.

The Warrants will become exercisable for our Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Public Warrants to purchase 13,333,333 shares of Class A Common Stock as part of our IPO and, on September 11, 2018 (the “IPO Closing Date”), we issued Private Placement Warrants to the Sponsor to purchase 6,666,666 shares of our Class A Common Stock, in each case at $11.50 per share. We issued approximately 23,913,044 shares of our Class A Common Stock to certain “accredited investors” (as defined in Rule 501 under the Securities Act) (“Private Placement Investors”) in a private placement pursuant to Section 4(a)(2) of the Securities Act, for gross proceeds to the Company in an aggregate amount of approximately $220,000,005 (the “Private Placement”), upon consummation of the Business Combination. The shares of Class A Common Stock issued in the Private Placement and additional shares of our Class A Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.

The Private Placement Warrants are identical to the Public Warrants sold as part of the public units issued in our IPO except that, so long as they are held by the Sponsor or its permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) are subject to registration rights.

Resales of the shares of our securities could depress the market price of our securities.

There may be a large number of our securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Our public stockholders (other than the Private Placement Investors) collectively hold approximately 43% of our outstanding Class A Common Stock. Such securities are freely tradeable. In addition, the Company’s Sponsor and Mr. Randall Bort, Mr. William Patton and Mr. Jeffrey Rea, the Company’s former independent directors prior to the Business Combination (the “Initial Stockholders”), own approximately 6.6% of our outstanding Class A Common Stock, including a portion of the 7,000,000 shares of Class A Common Stock that were converted from shares of the Company’s Class F Common Stock (“Founder Shares”) at the closing of the Business Combination (the “Conversion Shares”), the Shay Stockholders own approximately 23% of our outstanding Class A Common Stock and the Private Placement Investors own approximately 26% of our outstanding Class A Common Stock. All of the securities held by the Initial Stockholders, including the Sponsor, the Shay Stockholders and the Private Placement Investors are subject to registration rights and may be registered for resale under the Securities Act.

Pursuant to the terms of the Registration Rights Agreement, the Founder Shares (and the resulting Conversion Shares) are bound by restrictions on transfer until 180 days following the closing of the Business Combination, and the Shay Stockholders have each signed separate letters with the Company agreeing to be bound by restrictions on the transfer of their shares for 180 days after the completion of the Business Combination. However, upon the expiration of such restrictions on transfer, the Conversion Shares and the shares received by the Shay Stockholders as Stock Consideration may be sold in the public market.

In addition, pursuant to the terms of the Registration Rights Agreement, the Private Placement Warrants, and any shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants, in each case, held by the initial purchasers of the Private Placement Warrants or certain permitted transferees, are bound by restrictions on transfer until 30 days following the closing of the Business Combination. Upon the expiration of such restrictions on transfer, the Private Placement Warrants and any shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants, may be sold in the public market.

We also intend to register all shares of Class A Common Stock that we may issue under the PAE Incorporated 2020 Equity Incentive Plan (the “Incentive Plan”). Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Any sales of our securities or the perception of such sales may depress the market price of our securities.

Our only significant asset is our ownership interest in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

We have limited direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Class A Common Stock. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose are governed by the terms of the Existing Credit Agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under the Existing Credit Agreements. Similarly, any dividends, distributions or similar payments will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under the Existing Credit Agreements.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities.

Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink Sheet Market, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs;

•	profitability of our service offerings, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity;

•	changes in consumer preferences and competitive conditions; and

•	expansion to new markets.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act of 2002 are significantly more stringent than those required of Shay as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm was not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we were no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the post-combination company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 2.	PROPERTIES

PAE’s headquarters are located in Falls Church, Virginia. As of December 31, 2019, PAE leased properties related to its operations in approximately 165 locations consisting of both corporate support locations and contract performance locations. PAE also has employees working at customer sites throughout the United States and in other countries. PAE’s management believes that its properties have been well maintained, are in good condition and are adequate to meet its current business needs.

ITEM 3.	LEGAL PROCEEDINGS

PAE is involved in various legal proceedings, government audits, investigations, claims and disputes that arise in the normal course of business, including those related to employment matters, contractual relationships and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying or unspecified amounts. In addition, awards of government contracts may be protested at the Government Accountability Office or Court of Federal Claims; and conversely, PAE may from time to time protest awards made to other companies. See the sections entitled “Item 1A. Risk Factors—Risks Related to PAE’s Business—Risks Related to Performance and Operations—PAE’s business could be adversely affected by bid protests” and “Item 1A. Risk Factors—Risks Related to PAE’s Industry—U.S. Government contracts differ materially from standard commercial contracts and may be subject to cancellation or delay by PAE’s customers without penalty” for additional information.

Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, PAE does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on its financial condition or operating results. Its view of the matters not specifically disclosed could change in future periods as events unfold. Matters that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business or other developments, in our judgment, they are no longer material to our financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units sold in our IPO, which are comprised of one share of Class A Common Stock and one-third of one Public Warrant of the Company (“Units”), began trading on Nasdaq under the symbol “GRSHU” on September 7, 2018. On October 26, 2018, we announced that holders of our Units could elect to separately trade the Common Stock and Warrants included in the Units, or continue to trade the Units without separating them. Our Class A Common Stock is currently quoted on Nasdaq under the symbol “PAE” and our warrants are currently quoted on Nasdaq under the symbol “PAEWW”. From October 29, 2018 through the completion of the Business Combination, our Class A Common Stock and warrants were quoted under the symbols “GRSH” and “GRSHW,” respectively. Each whole Warrant entitles the holder to purchase of one share of Common Stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated September 6, 2018 related to the IPO which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A Common Stock and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation.

Holders

As of March 2, 2020, there were approximately 59 holders of record of our shares of Class A Common Stock and approximately seven holders of record of our warrants. Because many of the shares of our Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, the Company had no securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

On November 3, 2017, our Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to Messrs. Randall Bort, William Patton and Jeffrey Rea, our former independent directors. On October 22, 2018, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of capital stock following the IPO Closing Date. Our IPO was consummated on September 11, 2018.

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

Information about additional unregistered sales of our equity securities in connection with the Business Combination is set forth under Items 2.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on February 14, 2020.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering without any form of general solicitation or general advertising.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected historical financial data of Gores Holdings III, Inc. and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes and schedules related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year ended December 31, 2019	Year ended December 31, 2018	For the Period from October 23, 2017 (inception) to December 31, 2017
Professional fees and other expenses	$(5,277,801)	$(210,619)	$(23,076)
State franchise taxes, other than income tax	(200,000)	(200,050)	(608)

Loss from operations	(5,477,801)	(410,669)	(23,684)
Other income - interest income	8,488,158	2,609,060	—

Net income/(loss) before income taxes	$3,010,357	$2,198,391	$(23,684)

Provision for income tax	(1,551,981)	(461,662)	—

Net income/(loss) attributable to common shares	$1,458,376	$1,736,729	$(23,684)

Per Share Data:
Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.07	$0.21	$—

Class F ordinary shares - basic and diluted	$(0.14)	$(0.05)	$(0.00)

Balance Sheet Data:

	December 31, 2019	December 31, 2018
Working capital(1)	$(4,187,865)	$375,661
Total assets(2)	408,957,362	403,668,983
Total liabilities	18,517,373	14,687,370
Stockholders’ equity	5,000,009	5,000,003

(1)

Includes $244,960 and $856,182 in cash held outside of the Trust Account, plus $84,548 and $206,849 of other assets, less $4,517,373 and $687,370 of current liabilities as of December 31, 2019 and 2018, respectively.

(2)

Includes $408,585,719 and $402,605,952 held in the Trust Account, plus $244,960 and $856,182 in cash held outside of the Trust Account, plus $84,548 and $206,849 of other assets as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the total assets amount includes $408,585,719 being held in the Trust Account, $394,585,719 of which was available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K (with $14,000,000 in deferred underwriting fees payable upon consummation of a Business Combination) and the remaining $371,643 being available to us for general working capital purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Gores Holding III, Inc. should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Recent Developments

PAE Business Combination

On the Closing Date, the Company consummated the previously announced business combination pursuant to the Merger Agreement, which provided for the Business Combination. As a result of the First Merger, the Company owns 100% of the outstanding common stock of Shay and each share of common stock of Shay has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Merger. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Second Merger Sub. In connection with the Closing, the registrant acquired 100% of the stock of Shay and its subsidiaries and the Shay Stockholders hold a portion of the Class A Common Stock.

Additional information regarding the Business Combination and related transactions is set forth in our Current Report on Form 8-K filed with the SEC on February 14, 2020.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including consolidated financial statements of Gores Holdings III, Inc. for the periods presented herein, is required to be filed with the Securities and Exchange Commission (“SEC”). The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination will include the consolidated financial statements of Shay and its subsidiaries for periods prior to the completion of the Business Combination and of PAE Incorporated for periods from and after the Closing Date. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of Gores Holdings III, Inc., the legal acquirer, unless otherwise noted.

Results of Operations

For the calendar years ended December 31, 2019 and 2018, and the period from October 23, 2017 (inception) to December 31, 2017, we had a net income (loss) of $1,458,376, $1,736,729 and $(23,684), respectively. Our activities during these periods mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We generated $8,488,158, $2,609,060 and $0 in interest income for the calendar years ended December 31, 2019 and 2018 and the period from October 23, 2017 (inception) to December 31, 2017 respectively.

As indicated in the accompanying consolidated financial statements, as of December 31, 2019 and 2018, we had $244,960 and $856,182, respectively, in cash.

Liquidity and Capital Resources

In November 2017, our Sponsor purchased an aggregate of 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to Messrs. Randall Bort, William Patton and Jeffrey Rea, our former independent directors. On October 22, 2018, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares so that the remaining Founder Shares held by our Initial Stockholders represented 20.0% of the outstanding shares upon IPO Closing Date.

On September 11, 2018, we consummated our IPO of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding any deferred underwriting commissions (the “Deferred Discount”), which amount became payable upon consummation of the Business Combination) and the estimated offering expenses, the total net proceeds from our IPO and the sale of the Private Placement Warrants were 401,100,000, of which $400,000,000 (or $10.00 per share sold in the IPO) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the closing of our IPO. Interest earned on the funds held in the Trust Account may be released to us to fund our regulatory compliance requirements and other costs related thereto (“Regulatory Withdrawals”) (subject to an annual limit of $750,000, for a maximum of 24 months) and/or additional amounts necessary to pay our franchise and income taxes.

On November 3, 2017, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the IPO, and on August 30, 2018, our Sponsor loaned us an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the IPO (collectively, the “Notes”). These Notes were non-interest bearing and payable on the earlier of November 30, 2018 or the completion of the IPO. These Notes were repaid in full upon the completion of the IPO.

As of December 31, 2019 and 2018, we had cash held outside of the Trust Account of $244,960 and $856,182, respectively, which is available to fund our working capital requirements.

As of December 31, 2019 and 2018, the Company had current liabilities of $4,517,373 and $687,370, respectively and working capital of ($4,187,865) and $375,661, respectively, largely due to amounts owed to professionals, consultants, advisors and others who were working on seeking a Business Combination.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019 and 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2019 and 2018.

Contractual obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at December 31, 2019 other than an administrative services agreement to pay a monthly recurring expense of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminated upon the completion of the Business Combination.

The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,000,000) was paid at the IPO Closing Date, and 3.5% ($14,000,000) was deferred. The Deferred Discount became payable to the underwriter from the amounts held in the Trust Account upon completion of the Business Combination, pursuant to the terms of the underwriting agreement. The underwriter was not entitled to any interest accrued on the Deferred Discount.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities since inception have consisted solely of organizational activities and activities relating to our IPO and the identification of a target company for our Business Combination. As of December 31, 2019, $408,585,719 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At December 31, 2019, investment securities in the Trust Account consisted of $408,585,719 in U.S. Treasury Bills and $0 in cash. At December 31, 2019, the effective annualized interest rate payable on our investments was approximately 2.12%.

We have not engaged in any hedging activities since our inception on October 23, 2017 through December 31, 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2019 and 2018	46

Consolidated Statements of Operations For the Years ended December 31, 2019 and 2018 and For the Period from October 23, 2017 (inception) to December 23, 2017	47

Consolidated Statements of Changes In Stockholders’ Equity For the Years ended December 31, 2019 and 2018 and For the Period from October 23, 2017 (inception) to December 23, 2017	48

Consolidated Statements of Cash Flows For the Years ended December 31, 2019 and 2018 and For the Period from October 23, 2017 (inception) to December 23, 2017	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

PAE Incorporated, formerly Gores Holdings III, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAE Incorporated and subsidiaries, formerly Gores Holdings III, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and for the period from October 23, 2017 (inception) to December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019 and for the period from October 23, 2017 (inception) to December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 11, 2020

PAE INCORPORATED,

formerly GORES HOLDINGS III, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$244,960	$856,182
Prepaid assets	84,548	206,849

Total current assets	329,508	1,063,031
Deferred tax asset	42,135	—
Investments and cash held in Trust Account	408,585,719	402,605,952

Total assets	$408,957,362	$403,668,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$3,681,060	$25,658
State franchise tax accrual	40,000	200,050
Income tax payable	796,313	461,662

Total current liabilities	4,517,373	687,370
Deferred underwriting compensation	14,000,000	14,000,000

Total liabilities	$18,517,373	$14,687,370

Commitments and Contingencies:
Class A subject to possible redemption, 38,543,998 and 38,398,161 shares at December 31, 2019 and December 31, 2018, respectively (at redemption value of $10 per share)	385,439,980	383,981,610
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,456,002 and 1,601,839 shares issued and outstanding (excluding 38,543,998 and 38,398,161 shares subject to possible redemption) at December 31, 2019 and December, 31, 2018, respectively	146	160
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	1,827,442	3,285,798
Retained earnings	3,171,421	1,713,045

Total stockholders’ equity	5,000,009	5,000,003

Total liabilities and stockholders’ equity	$408,957,362	$403,668,983

See accompanying notes to these consolidated financial statements.

PAE INCORPORATED,

formerly GORES HOLDINGS III, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	Year ended	Year ended	October 23, 2017
	December 31,	December 31,	(inception) to
	2019	2018	December 31, 2017
Professional fees and other expenses	$(5,277,801)	$(210,619)	$(23,076)
State franchise taxes, other than income tax	(200,000)	(200,050)	(608)

Loss from operations	(5,477,801)	(410,669)	(23,684)
Other income - interest income	8,488,158	2,609,060	—

Net income/(loss) before income taxes	$3,010,357	$2,198,391	$(23,684)

Provision for income tax	(1,551,981)	(461,662)	—

Net income/(loss) attributable to common shares	$1,458,376	$1,736,729	$(23,684)

Per Share Data:
Net income/(loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.07	$0.21	$—

Class F ordinary shares - basic and diluted	$(0.14)	$(0.05)	$(0.00)

See accompanying notes to these consolidated financial statements.

PAE INCORPORATED,

formerly GORES HOLDINGS III, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018 and for the Period from

October 23, 2017 (inception) to December 31, 2017

	Class A Ordinary Shares		Class F Ordinary Shares			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit/Retained Earnings	Stockholders’ Equity
Balance at October 23, 2017 (inception)	—	$—	—	$—	$—	$—	$—
Proceeds from sale of Class F common stock to Sponsor in November 2017	—	—	10,781,250	1,078	23,922	—	25,000
Net loss	—	—	—	—	—	(23,684)	(23,684)

Balance at December 31, 2017	—	$—	10,781,250	$1,078	$23,922	$(23,684)	$1,316

Forfeited Class F Common stock by Sponsor	—	—	(781,250)	(78)	78	—	—
Proceeds from initial public offering of Units on September 11, 2018 at $10.00 per unit	40,000,000	4,000	—	—	399,996,000	—	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on September 11, 2018 at $1.50 per Private Placement Warrant	—	—	—	—	10,000,000	—	10,000,000
Underwriter’s discounts	—	—	—	—	(8,000,000)	—	(8,000,000)
Offering costs charged to additional paid-in capital	—	—	—	—	(756,432)	—	(756,432)
Deferred underwriting compensation	—	—	—	—	(14,000,000)	—	(14,000,000)
Class A common stock subject to possible redemption; 38,398,161 shares at redemption price of $10.00	(38,398,161)	(3,840)	—	—	(383,977,770)	—	(383,981,610)
Net income	—	—	—	—	—	1,736,729	1,736,729

Balance at December 31, 2018	1,601,839	$160	10,000,000	$1,000	$3,285,798	$1,713,045	$5,000,003

Change in proceeds subject to possible redemption to 38,543,998 shares at redemption value	(145,837)	(14)	—	—	(1,458,356)	—	(1,458,370)
Net income	—	—	—	—	—	1,458,376	1,458,376

Balance at December 31, 2019	1,456,002	$146	10,000,000	$1,000	$1,827,442	$3,171,421	$5,000,009

See accompanying notes to these consolidated financial statements.

PAE INCORPORATED,

formerly GORES HOLDINGS III, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	Year ended	Year Ended	October 23, 2017
	December 31,	December 31,	(inception) to
	2019	2018	December 31, 2017
Cash flows from operating activities:
Net income/(loss)	$1,458,376	$1,736,729	$(23,684)
Changes in state franchise tax accrual	(160,050)	199,442	608
Changes in prepaid assets	122,301	(206,849)	—
Changes in deferred offering costs	—	153,198	(153,198)
Changes in deferred income tax provision	(42,135)	—	—
Changes in income taxes payable	334,651	461,662	—
Changes in accrued expenses, formation and offering costs	3,655,402	(85,353)	111,011

Net cash provided by/(used in) operating activities	5,368,545	2,258,829	(65,263)

Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)	—
Interest reinvested in Trust Account	(5,979,767)	(2,605,952)	—

Net cash used in investing activities	(5,979,767)	(402,605,952)	—

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000	—
Proceeds from notes and advances payable - related party	—	—	150,000
Proceeds from sale of Class F common stock to Sponsor	—	—	25,000
Repayment of notes and advances payable – related party	—	(150,000)	—
Payment of underwriter’s discounts and commissions	—	(8,000,000)	—
Payment of accrued offering costs	—	(756,432)	—

Net cash provided by financing activities	—	401,093,568	175,000

(Decrease) Increase in cash	(611,222)	746,445	109,737
Cash at beginning of period	856,182	109,737	—

Cash at end of period	$244,960	$856,182	$109,737

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000	$—
Offering costs included in accrued expenses	$—	$—	$88,011
Cash paid for income and state franchise taxes	$1,579,515	$608	$—

See accompanying notes to these consolidated financial statements.

PAE INCORPORATED,

formerly GORES HOLDINGS III, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Organization and General

Gores Holdings III, Inc. (the “Company”) was incorporated in Delaware on October 23, 2017. The Company was formed for the purpose of effecting a merger, Capital Stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company had neither engaged in any operations nor generated any revenue prior to the completion of the Business Combination (as described below). The Company’s Sponsor is Gores Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”).

As of December 31, 2019, the Company had not commenced any operations. All activity for the year ended December 31, 2019 relates to the Company’s formation and initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company completed the Public Offering on September 11, 2018 (the “IPO Closing Date”). The Company did not generate any operating revenues until after the completion of its Business Combination (as defined below). Subsequent to the Public Offering, the Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

PAE Business Combination

On November 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, EAP Merger Sub, Inc., a direct, wholly-owned subsidiary of the Company (“First Merger Sub”), EAP Merger Sub II, LLC, a direct, wholly-owned subsidiary of the Company (“Second Merger Sub”), Shay Holding Corporation (“Shay”), the ultimate parent of Pacific Architects and Engineers, LLC (“PAE”), and Platinum Equity Advisors, LLC, in its capacity as the stockholder representative (the “Stockholder Representative”), which provides for, among other things, (i) the merger of First Merger Sub with and into Shay, with Shay continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Shay with and into Second Merger Sub with Second Merger Sub continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “PAE Business Combination”).

The PAE Business Combination closed on February 10, 2020 (the “Closing”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Shay and each share of common stock of Shay was cancelled and converted into the right to receive a portion of the consideration payable in connection with the merger. As a result of the Second Merger, the Company owns 100% of the outstanding interests in the Second Merger Sub. As a result of the completion of the PAE Business Combination, the Company owns, directly or indirectly, 100% of the stock of Shay and its subsidiaries and the stockholders of Shay as of immediately prior to the effective time of the First Merger (the “Shay Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the Company (the “Class A Stock”). In connection with the Closing, the Company changed its name from Gores Holdings, III, Inc. to PAE Incorporated. For more information on the PAE Business Combination see Note 10.

For accounting purposes, the PAE Business Combination will be accounted for as a reverse acquisition and recapitalization in which Shay is considered the accounting acquirer (legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer).

The PAE Business Combination is a subsequent event which occurred after the periods for which these consolidated financial statements are presented. However, an annual report on Form 10-K, including consolidated financial statements of Gores Holdings III, Inc. for the periods presented herein, is required to be filed with the Securities and Exchange Commission (“SEC”). The financial statements herein reflect the historical operations of Gores Holdings III, Inc. and its subsidiaries, the legal acquirer, unless otherwise noted. The Company’s financial statement presentation to be included in quarterly and annual filings with the SEC on Forms 10-Q and 10-K with respect to periods subsequent to the PAE Business Combination will include the consolidated financial statements of Shay and its subsidiaries for periods prior to the completion of the PAE Business Combination and of PAE Incorporated for periods from and after the Closing.

Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid for the PAE Business Combination was approximately $1.4 billion. The consideration paid to the Shay Stockholders consisted of a combination of cash and stock consideration. The aggregate cash consideration paid to the Shay Stockholders at the Closing was approximately $417 million, consisting of (a) approximately $408 million of cash available to the Company from the Trust Account, after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account and redemptions that were elected by the Company’s public stockholders, plus (b) all of the Company’s other cash and cash equivalents, plus (c) gross proceeds of approximately $220.0 million from the Company’s Private Placement (as defined below), less (d) certain transaction fees and expenses, including the payment of deferred underwriting commissions agreed to at the time of the Public Offering, less (e) certain payments to participants in the Pacific Architects and Engineers Incorporated 2016 Participation Plan, less (f) approximately $138 million used to repay a portion of the indebtedness of Shay immediately prior to the Closing, less (g) approximately $33 million of transaction fees and expenses of Shay. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Stock (the “Stock Consideration”).

In order to facilitate the PAE Business Combination, the Sponsor agreed to the cancellation of approximately 3,000,000 shares of the Company’s Class F common stock held by it, 1,086,956 shares of which were cancelled and reissued as Class A Stock on a one-for-one basis and issued to the Shay Stockholders as additional Stock Consideration and 1,913,044 shares of which were cancelled in respect of the Private Placement representing a portion of the total number of shares of Class A Stock that the Company sold to the participants in the Private Placement at a discounted price of $9.20 per share. The remaining shares of Class F Stock were automatically converted into shares of Class A Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares of Class F Stock.

In addition to the foregoing consideration paid at the Closing, Shay Stockholders will be entitled to receive additional earn-out payments from the Company of up to an aggregate of four million shares of Company Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Mergers.

On November 1, 2019, the Company entered into subscription agreements with certain investors, pursuant to which the investors agreed to purchase, at Closing, in the aggregate 23,913,044 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). On the February 10, 2020 Closing, the gross proceeds from the Private Placement of $220,000,000 were used to partially fund the cash consideration paid in connection with the PAE Business Combination.

Financing

Upon the September 11, 2018 closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as trustee.

Trust Account

Prior to the PAE Business Combination, funds held in the Trust Account could be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of December 31, 2019, the Trust Account consisted of cash and treasury bills.

As of December 31, 2019, the Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”), subject to an annual limit of $750,000 for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust would be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company did not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company was unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering were intended to be generally applied toward consummating a Business Combination. The Business Combination was required to be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions (the “Deferred Discount”) and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

The Company, after signing a definitive agreement for a Business Combination, was required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable.

On February 7, 2020, the Company held a special meeting of the Company’s stockholders (the “Special Meeting”), held in lieu of the 2020 annual meeting of the Company’s stockholders, at which stockholders representing a majority of the outstanding shares of common stock approved the PAE Business Combination. The actual redemptions of common stock by Company stockholders in conjunction with the stockholder vote was 213 shares.

As a result of the foregoing redemption provisions, the public shares of common stock subject to redemption are recorded at redemption amount and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in the accompanying consolidated balance sheets.

The Company had 24 months from the IPO Closing Date to complete its Business Combination. If the Company did not complete a Business Combination within this period of time, it was required to (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they were entitled to a pro rata share of the Trust Account in the event the Company did not complete a Business Combination within the required time period.

In the event of such distribution, it was possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would be less than the initial public offering price per Unit in the Public Offering.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of December 31, 2019 and 2018 and the results of operations and cash flows for the periods presented. Unless otherwise stated, the consolidated financial statements and notes to the consolidated financial statements presented herein relate to Gores Holdings III, Inc. and its subsidiaries (legal acquirer) and not to Shay and its subsidiaries (legal acquiree).

Net Income/(Loss) Per Common Share

As of December 31, 2019, the Company had two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founder Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. During 2019, 2018 and 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the years ended December 31, 2019 and 2018 and for the period from October 23, 2017 (inception) to December 23, 2017. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

					For the period from
					October 23, 2017
	Year Ended December 31, 2019		Year Ended December 31, 2018		(inception) to December 31, 2017
	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$2,861,626	$(1,403,250)	$2,140,135	$(403,406)	$—	$(23,684)
Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	10,300,000	8,919,047	—	10,781,250
Basic and diluted net income/(loss) per share	$0.07	$(0.14)	$0.21	$(0.05)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets.

Offering Costs

Prior to the IPO Closing Date, the Company complied with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs, consisting principally of professional and registration fees related to the Public Offering, were recorded as assets as incurred until the Public Offering date, and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, as of the IPO Closing Date, offering costs totaling $22,756,432, were charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of Common Stock sold as part of the Units in the Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, as of December 31, 2019 and 2018, its amended and restated certificate of incorporation provided that the Company would not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognized changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, as of December 31, 2019, 38,543,998 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments, which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the years ended December 31, 2019 or 2018 or for the period from October 23, 2017 (inception) to December 31, 2017.

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

Investments and Cash Held in Trust Account

As of December 31, 2019, the Company had $408,585,719 in the Trust Account which could be utilized for Business Combinations. As of December 31, 2019, the Trust Account consisted of both cash and treasury bills.

As of December 31, 2019, the Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust would be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company did not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company was unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, replacing the existing incurred loss impairment model. The new standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. Based on managements’ initial assessment, the Company does not expect adoption of this standard to have a material impact on the Company’s consolidated financial statements.

3.	Public Offering

Public Units

On September 11, 2018, the Company sold 40,000,000 units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value, and one one-third of one redeemable Common Stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. Each Warrant became exercisable on the later of 30 days after the completion of the Business Combination or 12 months from IPO Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company did not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants would expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriters at IPO Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% ($14,000,000) of the per Unit offering price paid upon the Company’s completion of the PAE Business Combination. The Deferred Discount became payable to the underwriters from the amounts held in the Trust Account upon completion of the PAE Business Combination.

On February 14, 2020, the Company filed a registration statement on Form S-3 related, among other things, to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Stock issuable upon the exercise of the outstanding Warrants, and (ii) 6,666,666 shares of its Class A Stock upon exercise of the Private Placement Warrants (defined below). The Company is not obligated to deliver any shares of its Class A Stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A Stock underlying the Warrants is then effective and a prospectus relating thereto is current. The Exercise Period (as defined in the warrant agreement governing the Warrants) began on March 11, 2020. Once exercisable, the Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant, if: (i) the Company provides not less than 30 days’ prior written notice of redemption to each Warrant holder; and (ii) the last reported sale price of the Company’s Class A Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to the date the Company sends the notice of redemption to the Warrant holder.

4.	Related Party Transactions

Founder Shares

On November 3, 2017, the Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On October 22, 2018, the Sponsor forfeited 781,250 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares automatically converted into shares of Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to common shares) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on September 6, 2018, as amended and restated on the Closing in connection with the terms of the Merger Agreement. The holders will have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

The Company entered into an administrative services agreement on September 6, 2018, pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 a month for office space, utilities, and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market. Pursuant to the agreement, the services terminated upon the consummation of the PAE Business Combination.

5.	Deferred Underwriting Compensation

The Company paid a deferred underwriting discount totaling $14,000,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriter on February 10, 2020 upon the Company’s consummation of the PAE Business Combination. The underwriter was not entitled to any interest accrued on the Deferred Discount.

6.	Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided for the years ended December 31, 2019 and 2018 and for the period from October 23, 2017 (inception) to December 23, 2017 is as follows:

			For the period from
	Year Ended	Year Ended	October 23, 2017
	December 31,	December 31,	(inception) to
	2019	2018	December 31, 2017
Income tax expense at the federal statutory rate	$632,301	$461,662	$(4,846)
Non-deductible transaction expenses	924,126	—	—
State income taxes - net of federal income tax benefits	(38,884)	(14,907)	(844)
Other reconciling differences	400	—	—
Change in valuation allowance	34,038	14,907	5,690

Total income tax expense	$1,551,981	$461,662	$—

Current/Deferred Taxes

The provision for income taxes consisted of the following for the years ended December 31, 2019 and 2018 and for the period from October 23, 2017 (inception) to December 23, 2017:

			For the period from
	Year Ended	Year Ended	October 23, 2017
	December 31,	December 31,	(inception) to
	2019	2018	December 31, 2017
Current income tax expense
Federal	$1,599,090	$461,662	$—
State	—	—	—

Total current income tax expense	$1,599,090	$461,662	$—

Deferred income tax expense
Federal	$(47,109)	$—	$—
State	—	—	—

Total deferred income tax expense	$(47,109)	$—	$—

Provision for income taxes	$1,551,981	$461,662	$—

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Deferred Tax Assets (Liabilities):
Accrued expenses	$49.474	$—
Tax Attribute Carryovers	47,296	20,597

Total Deferred Tax Assets	96,770	20,597

Valuation Allowance	(54,635)	(20,597)

Net Deferred Tax Asset	$42,135	$—

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

7.	Investments and cash held in Trust

As of December 31, 2019, investment securities in the Company’s Trust Account consist of $408,585,719 in United States Treasury Bills and $0 in cash.

8.	Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$408,585,719	$408,585,719	$—	$—

Total	$408,585,719	$408,585,719	$—	$—

9.	Stockholders’ Equity

Common Stock

As of December 31, 2019, the Company was authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A Common Stock, par value $0.0001 per share and 20,000,000 of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At December 31, 2019, there were 40,000,000 shares of Class A common stock (inclusive of the 38,543,998 shares subject to redemption) and 10,000,000 shares of Class F Common Stock issued and outstanding.

Preferred Stock

As of December 31, 2019, the Company was authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2019, there were no shares of preferred stock issued and outstanding.

PAE Business Combination

In connection with the PAE Business Combination, the Company amended and restated its certificate of incorporation on February 10, 2020. Pursuant to the terms of the amended and restated certificate of incorporation, the Company has authorized 211,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 210,000,000 shares of common stock, all of which are Class A Stock, and (b) 1,000,000 shares of preferred stock.

10.	Subsequent Events (unaudited)

PAE Business Combination

As described in Note 1, the Company completed the PAE Business Combination on February 10, 2020, following stockholder approval. The following unaudited pro forma results of operations and earnings per share for the years ended December 31, 2019 and 2018 assume the PAE Business Combination was completed on January 1, 2018. The pro forma results include adjustments to reflect the removal of transaction-related costs, interest earned on proceeds deposited in the Trust Account and the reduction in interest expenses due to debt paydown.

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Revenue	$2,763,334	$2,607,622
Income from operations	74,682	80,540
Net income before income taxes	6,231	12,917
Net (loss) income	(795)	4,596
(Loss) Earnings per share – basic and diluted	$(0.01)	$0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2020, which information is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include, and we are not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we remain an “emerging growth company” as defined in the JOBS Act.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Title

John E. Heller	57	President & Chief Executive Officer, Director

Charles D. Peiffer	64	Executive Vice President & Chief Financial Officer

Paul W. Cobb, Jr.	55	Executive Vice President, General Counsel & Secretary

Patricia M.C. Munchel	44	Executive Vice President & Chief Human Resources Officer

Rene Moline	58	President, National Security Solutions

Charles D. Anderson	61	President, Global Mission Services

Marshall Heinberg	62	Chairman of the Board

Paul T. Bader	61	Director

John P. Hendrickson	64	Director

Louis Samson	47	Director

John E. Heller

Mr. Heller has served as the Chief Executive Officer of PAE and a Director of PAE since 2013. Prior to joining PAE, Mr. Heller served as Senior Vice President and Chief Operating Officer of Engility Corporation, a provider of engineering and logistics services to the U.S. military, from July 2012 to December 2013, after it was spun-off from L-3 Communications. Before this role, Mr. Heller served as President of the Professional Support Services Division of L-3 Communications, a provider of communication and electronic systems and products to the U.S. military, from April 2012 to July 2012, a position he accepted to support Engility’s transition to operating as an independent and publicly traded company. Before joining L-3 Communications, Mr. Heller held several leadership positions at Harris Corporation, a technology and defense contractor and information technology services provider, including President of Harris IT Services and Vice President and General Manager of the division’s Department of Defense programs. He also served as CEO of Netco, Inc. and president and chief operating officer of Multimax, Inc., a Cerberus Capital Management portfolio company. He led its sale to Harris Corporation in 2007. Mr. Heller started his career in the U.S. Army. He served five years in various leadership positions as a logistics officer. Following several years in the consulting field at Deloitte Consulting, Mr. Heller attained his first CEO position at Rentport, Inc., a portfolio company of Catterton Partners (now L Catterton), a venture capital and private equity firm.

Mr. Heller earned a Master’s degree in business administration from the University of Pittsburgh, and is a graduate of the U.S. Military Academy at West Point. He serves on the Business Alumni Association board of directors for the Joseph M. Katz Graduate School of Business and College of Business Administration at the University of Pittsburgh. In addition to serving his alma mater, Mr. Heller more recently joined the advisory council for American University’s Kogod School of Business and was elected to the Professional Services Council board of directors.

Charles D. Peiffer

Mr. Peiffer has served as the Executive Vice President and Chief Financial Officer of PAE since 2014. Prior to being named to this position, Mr. Peiffer served as the Senior Vice President and CFO at IAP Worldwide Services Inc. from 2009 to 2014, a leading provider of facility management, contingency support, power solutions and technical services. Prior to his position at IAP, Mr. Peiffer served as Vice President of Finance and CFO from 2003 to 2009 at Fluid Technologies, an operating segment of ITT, Inc., a specialty component producer for the aerospace, transportation, energy and industrial markets. In addition, Mr. Peiffer has held financial leadership roles at Avaya Communications, Lucent Technologies, AlliedSignal, Lockheed Martin, Martin Marietta and General Electric. Mr. Peiffer earned his Master’s degree in Banking and Finance from Saint Joseph’s University and his Bachelor’s degree in Business and Accounting from Philadelphia University.

Paul W. Cobb, Jr.

Mr. Cobb has served as the Executive Vice President and General Counsel of PAE since 2012. Prior to joining PAE, Mr. Cobb served as the Deputy General Counsel of BAE Systems, Inc. between 2004 and 2012, and as the Deputy General Counsel (Legal Counsel) of the Department of Defense between 2001 and 2004. Before his service with the Department of Defense, Mr. Cobb was a partner in the Washington, D.C. office of Jenner & Block LLP, an international law firm. Mr. Cobb was the Judicial Fellow at the Administrative Office of the United States Courts from 1995 to 1996. Between 1991 and 1995, he served on active duty in the United States Army as an attorney in the Army General Counsel’s office. Mr. Cobb began his legal career as a law clerk for the Hon. Thomas A. Clark of the United States Court of Appeals for the Eleventh Circuit in Atlanta, Georgia. Mr. Cobb graduated from Yale Law School and is a summa cum laude graduate of Duke University, which he attended on an Army R.O.T.C. scholarship. He is a member of the board of directors of Blue Star Families, Inc., a non-profit corporation that provides support to families of U.S. military personnel.

Patricia M.C. Munchel

Mrs. Munchel joined PAE in September 2014 as the Vice President of Talent Management and Human Resources, a position she held until December 2014. She currently serves as PAE’s Executive Vice President and Chief Human Resources Officer, a position she’s held since January 2015. Prior to joining PAE, Mrs. Munchel served as an executive human resources leader at Harris Corporation, a technology and defense contractor and information technology services provider, from 2007 to 2014. During her tenure at Harris Corporation, Mrs. Munchel also served as the division human resources leader for Harris IT Services and the Department of Defense business unit. Mrs. Munchel joined Harris Corporation in 2007 through the acquisition of Multimax, Inc., a computer software and packaging services company, where she was the Director of Human Resources from 2004 to 2007. Prior to that, Mrs. Munchel held senior human resources leadership roles for eight years with SAIC, MCI WorldCom and UUNET. Mrs. Munchel earned her Bachelor’s degree from James Madison University with continued graduate studies at the University of Virginia. She currently serves on the board of advisors for James Madison University’s School of Liberal Arts and Social Sciences.

Rene Moline

Rene (Chico) Moline joined PAE in June 2017 and has served as the President of PAE’s National Security Solutions business unit since January 2018. Prior to joining PAE, Mr. Moline served as Senior Vice President of Information Technology and Network Communication Services of Vectrus, Inc., a global government services company. Prior to his role at Vectrus, Inc., Mr. Moline served as Vice President and General Manager of the Department of Defense programs of the Harris IT Services division at Harris Corporation. He joined Harris Corporation through the acquisition of Multimax, Inc. in 2007 as the executive leader of the Navy and U.S. Marine Corps programs. Mr. Moline graduated from the University of Richmond with a Bachelor’s degree in economics and holds a Master of Business Administration degree from Virginia Polytechnic Institute and State University.

Charles D. Anderson

Charles (Chuck) Anderson has served as the President of PAE’s Global Mission Services business unit since January 2018. Mr. Anderson also served as the President of PAE’s Technical Services business unit in 2017. Before joining PAE, Mr. Anderson served as the Senior Vice President of Facility and Logistics Services at Vectrus, Inc., a global government services company. Prior to this role at Vectrus, Inc., Mr. Anderson served as the Vice President and General Manager in the Mission Systems division of Exelis, Inc., a global aerospace, defense, information and services company. Mr. Anderson retired from the United States Army in February 2012 at the rank of Major General after 32 years of service. In his last active duty role, he served as the Commanding General of Division West at Fort Hood, Texas. Mr. Anderson earned a Bachelor’s degree from the U.S. Military Academy at West Point, as well as Master’s degrees in Strategic Studies from the U.S. Army War College, business administration from Long Island University, physical education from Indiana University and systems management from the University of Southern California.

Marshall Heinberg

Marshall Heinberg is the founder of, and since 2012 has served as Managing Director of, MAH Associates, LLC, which provides strategic advisory and consulting services to various companies. Since 2015 he has served as a Senior Advisor to Burford Capital, a litigation finance company. He has served as Chairman of the board of directors and compensation committee of Ecology and Environment, Inc. (“EEI”), a subsidiary of WSP Global, Inc. (“WSP”), since April 2017, and served as Executive Chairman from September 2018 until WSP completed its acquisition of EEI on December 31, 2019. Mr. Heinberg began his investment banking career in 1987 in the Corporate Finance Division of Oppenheimer & Co. Inc., which was acquired by the Canadian Imperial Bank of Commerce, or CIBC, in 1997. He served as Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer from 2008 until July 2012, and as the Head of U.S. Investment Banking at CIBC World Markets from 2001 until 2008. Mr. Heinberg currently serves on the board of directors of the publicly traded companies ChannelAdvisor Corporation and Galmed Pharmaceuticals Ltd. and as a director and member of the audit committee of Universal Biosensors, Inc. He also serves on the board of directors of Union Carbide Corporation, a subsidiary of The Dow Chemical Company. Mr. Heinberg received a B.S. in Economics from the Wharton School of Business at the University of Pennsylvania and a J.D. from Fordham Law School. Mr. Heinberg is qualified to serve as a director due to his significant experience serving on the boards of public companies and knowledge of global capital markets.

Paul T. Bader

Paul T. Bader has served as an adjunct professor at the Leventhal School of Accounting at the University of Southern California since January 2018. He was a partner in the New York office of Ernst & Young LLP until his retirement in 2016. Mr. Bader held several roles at Ernst & Young over the course of his career, including Partner in Charge of the NY International Tax Practice, Managing Partner of the NY Tax Practice, Managing Partner of Metro NY area, Vice Chair of the Americas M&A practice, Americas Private Equity practice and the Americas Director of Strategy. Mr. Bader spent the last seven years of his career at Ernst & Young consulting with digital media companies on their global operations. Mr. Bader currently serves on the board of directors and as a member of the nominating and governance committee and the audit committee chair of Key Energy Services, Inc. He has also served on the boards of Carnegie Hall, the Citizens Budget Commission and the American Red Cross. Mr. Bader received his B.S. in accounting and his M.A. in taxation from the University of Southern California. Mr. Bader is qualified to serve as a director due to his accounting expertise and significant experience advising public companies on accounting and financial reporting matters.

John P. Hendrickson

John P. Hendrickson is a retired partner of McDermott Will & Emery where he practiced in the areas of employee benefits and executive compensation for 37 years. While at McDermott, Mr. Hendrickson also served as the head of the Employee Benefit and European Practice Group, served on the Management, Executive and Compensation Committees and chaired the Compensation Committee from 2008 through 2016. He is a graduate of South Dakota State University and Notre Dame Law School and serves on the Notre Dame Law School Advisory Counsel. Mr. Hendrickson is qualified to serve as a director based on his extensive experience counseling public companies on executive compensation and other employment matters.

Louis Samson

Louis Samson is a Partner at Platinum Equity, where he leads its New York, Greenwich and London-based investment teams, manages the operations of those offices and is a member of Platinum Equity’s Investment Committee. Mr. Samson joined Platinum Equity in 2007. He oversees M&A transactions executed by his teams and, together with Platinum Equity’s Operations Team, also provides oversight to portfolio companies following their acquisition. Prior to joining Platinum Equity, Mr. Samson was a Managing Director in the Mergers & Acquisitions Group at CIBC World Markets, the investment banking subsidiary of the Canadian Imperial Bank of Commerce. Prior to his role at CIBC World Markets, Mr. Samson was a Mergers & Acquisitions attorney at Stikeman Elliot LLP, a Canadian law firm. Mr. Samson is a graduate of Ottawa University Law School and Le Petit Seminaire de Quebec College. Mr. Samson has been nominated to serve on the Company’s board of directors by Platinum Equity pursuant to the terms of the Merger Agreement, and is qualified to serve as a director due to his extensive corporate finance, banking and private equity experience.

Number and Terms of Office of Officers and Directors

Our Board consists of five directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for the Class I and Class II directors elected by the Company’s stockholders at the Special Meeting) serving a three-year term. Each of Messrs. Paul T. Bader, Marshall Heinberg, John E. Heller, John P. Hendrickson and Louis Samson were elected by the Company’s stockholders at the Special Meeting to serve as directors of the Company, which election became effective upon consummation of the Business Combination. Mr. Hendrickson was elected to serve as a Class I director with a term expiring at the Company’s 2021 annual meeting of stockholders; Messrs. Heller and Bader were elected to serve as Class II directors with a term expiring at the Company’s 2022 annual meeting of stockholders; and Messrs. Heinberg and Samson were elected to serve as Class III directors with a term expiring at the Company’s 2023 annual meeting of stockholders. Mr. Heinberg was appointed to serve as the chairman of the Board.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the Board. In connection with the consummation of the Business Combination, on the Closing Date, John E. Heller was appointed to serve as the Company’s President & Chief Executive Officer, Charles D. Peiffer was appointed to serve as the Company’s Executive Vice President & Chief Financial Officer, Paul W. Cobb, Jr. was appointed to serve as the Company’s Executive Vice President, General Counsel & Secretary, Patricia M.C. Munchel was appointed to serve as the Company’s Executive Vice President & Chief Human Resources Officer, Rene Moline was appointed to serve as the Company’s President, National Security Solutions, and Charles A. Anderson was appointed to serve as the Company’s President, Global Mission Services.

In connection with the Closing, each of the Company’s executive officers prior to the Closing resigned from his respective position as an executive officer of the Company, in each case effective as of the effective time of the First Merger.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Board has established an audit committee of the Board. Audit committee members include Messrs. Bader, Heinberg and Hendrickson. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Bader, Heinberg and Hendrickson qualify as independent directors under applicable rules.

Each member of the audit committee is financially literate and our Board has determined that Mr. Bader qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention and oversight of the work of our independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•

obtaining and reviewing, at least annually, a formal written statement delineating all relationships between the independent auditors and the Company, consistent with Independence Standards Board Standard 1 of the Public Company Accounting Oversight Board (“PCAOB”), or other applicable SEC or PCAOB regulations;

•

in accordance with our Related Transactions Policy, reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	periodically reviewing with management, the independent auditors, and/or our legal advisors, as appropriate:

(i) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting that are reasonably likely to adversely affect our ability to record, process, summarize and report financial information; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the our internal control over financial reporting.

Compensation Committee

Our Board has established a compensation committee of the Board. Compensation committee members include Messrs. Bader, Heinberg and Hendrickson. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Bader, Heinberg and Hendrickson are independent.

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

•

reviewing and approving, on an annual basis, the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving, on an annual basis, the compensation of all of our other executive officers;

•	reviewing, on an annual basis, our executive compensation plans;

•	overseeing our incentive compensation equity-based remuneration plans;

•	reviewing and discussing with management, the Company’s compensation discussion and analysis to be included in the Company’s annual proxy statement or annual report on Form 10-K filed with the SEC;

•	preparing the Compensation Committee Report as required by the rules of the SEC; and

•	reviewing perquisites or other personal benefits to the Company’s executive officers and directors and recommending any changes to the Board.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of such advisers in accordance with Nasdaq and SEC requirements.

Nominating and Corporate Governance Committee

Our Board has established a nominating and corporate governance committee of the Board. Nominating and corporate governance committee members include Messrs. Bader, Heinberg and Hendrickson. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating and corporate governance committee, all of whom must be independent. Messrs. Bader, Heinberg and Hendrickson are independent.

We have adopted a nominating and corporate governance committee charter which details the principal functions of the nominating and corporate governance committee, including:

•	identifying individuals qualified to become members of the Board and its committees, including those individuals recommended by the Company’s stockholders;

•	identifying or recommending the director nominees to the Board;

•

periodically reviewing the management development and succession plans relating to positions held by executive officers, direct reports of executive officers and such other officers and employees as the committee may determine is advisable;

•	overseeing the self-evaluations of the Board;

•	periodically reviewing and recommending to the Board any amendments to the Company’s corporate governance guidelines and the committee’s charter;

•	identifying corporate governance best practices and reviewing and recommending to the Board any changes to the Company’s corporate governance guidelines;

•	evaluating its performance and submitting any recommended changes to the Board for its consideration.

The nominating and corporate governance committee has the authority to retain advisors to assist with the execution of its duties and responsibilities as the committee deems appropriate.

Director Nominations

Candidates for nomination to our Board are selected by our Board based on the recommendation of our nominating and corporate governance committee in accordance with the committee’s charter, our policies, our certificate of incorporation and bylaws, our corporate governance guidelines, and the criteria adopted by our Board regarding director candidate qualifications. In recommending candidates for nomination, our nominating and corporate governance committee considers candidates recommended by directors, officers, and employees, as well as candidates that are properly submitted by stockholders in accordance with our policies and bylaws, using the same criteria to evaluate all such candidates. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates as appropriate and, in addition, our nominating and corporate governance committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

The Board will consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor in the past year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.

Code of Ethics

We have adopted an Ethics and Compliance Code of Conduct applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Ethics and Compliance Code of Conduct is available on our investor relations website (http://investors.pae.com/corporate-governance/documents-and-charters) in the “Documents & Charters” section. In the event that we amend or waive certain provisions of our Ethics and Compliance Code of Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that require disclosure under applicable SEC rules, we will disclose the same on our website.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with each of our directors and executive officers and certain other of our officers to provide contractual indemnification in addition to the indemnification provided for in our certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

None of the Company’s officers or directors during the year ended December 31, 2019 has received any cash compensation for services rendered to Gores III. Commencing on September 6, 2018, we agreed to pay monthly recurring expenses of $20,000 to The Gores Group for office space, administrative and secretarial and administrative support. Upon completion of the Business Combination, we ceased paying these monthly fees. We have also paid certain transaction fees and reimbursed the Sponsor and certain of our pre-Business Combination officers, directors and their affiliates for out-of-pocket expenses incurred in connection with activities on our behalf in connection with the Business Combination in an aggregate amount of approximately $1.1 million. Our pre-Business Combination audit committee has reviewed on a quarterly basis all such payments that were made and determined which fees and expenses and the amount of expenses that have been reimbursed.

In connection with the Business Combination, each of the Company’s executive officers prior to the Business Combination resigned from his respective position as an executive officer of the Company, in each case effective as of the effective time of the First Merger. We are not party to any agreements with the Company’s officers and directors that provided for benefits upon termination of employment.

Information regarding PAE’s executive compensation for the year ended December 31, 2019 is set forth in the Company’s definitive proxy statement filed with the SEC on January 24, 2020 and under Item 2.01 of our Current Report on Form 8-K filed with the SEC on February 14, 2020, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, we had no compensation plans under which equity securities are authorized for issuance. Information regarding the PAE Incorporated 2020 Equity Incentive Plan, which was approved in connection with the Business Combination, is set forth in the Company’s definitive proxy statement filed with the SEC on January 24, 2020, which information is incorporated herein by reference.

The following table sets forth information available to us as of March 2, 2020 with respect to the beneficial ownership of our Class A Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;

•	each of our executive officers and directors that beneficially own shares of our Class A Common Stock; and

•	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days.

The percentage of beneficial ownership is based on 92,040,654 shares of Company common stock issued and outstanding as of March 2, 2020, which calculation includes all shares of Class A Common Stock issued and outstanding as of March 2, 2020, the only outstanding class of the Company’s common stock following the Business Combination. All shares of Class F Stock were converted into shares of Class A Common Stock or cancelled in connection with the Closing.

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 7799 Leesburg Pike, Suite 300 North, Falls Church, Virginia 22043. Unless otherwise indicated and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares of Outstanding Common Stock (%)
Gores Sponsor III LLC (1)(2)	11,487,167	11.8
Alec Gores (1)(2)	14,598,420	15.0
Platinum Equity Investors (3)	20,919,578	22.7
Platinum Equity, LLC (3)(4)(5)	23,424,398	25.2
PVM Pinnacle Holdings, LLC (6)	7,608,695	8.3
Integrated Core Strategies (7)	7,184,067	7.7
John Heller	112,663	*
Charles Peiffer	26,892	*
Paul W. Cobb, Jr.	19,326	*
Charles Anderson	—	—
Rene Moline	—	—
Patricia M.C. Munchel	—	—
Paul T. Bader	—	—
Marshall Heinberg	—	—
John P. Hendrickson	—	—
Louis Samson (8)	371,085	*
All directors and executive officers as a group (10 individuals)	529,966	*

*	Less than one percent.
(1)

Represents shares held by Gores Sponsor III LLC which is controlled indirectly by Alec Gores. Voting and disposition decisions with respect to such securities are made by Alec Gores. Alec Gores disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(2)	The business address of each of Gores Sponsor III LLC and Alec Gores is 9800 Wilshire Blvd., Beverly Hills, California 90212.
(3)

Consists of shares of Class A Common Stock held by the Platinum Stockholder. Platinum Equity Capital Shay Partners I, L.P., Platinum Equity Capital Shay Partners II, L.P., Platinum Equity Capital Partners-A III, L.P., Platinum Equity Capital Partners-B III, L.P., Platinum Equity Capital Partners-C III, L.P. (collectively, the “Platinum Funds”) and Platinum Shay Principals, LLC collectively own all of the equity interests of the Platinum Stockholder. As a result, the Platinum Funds and Platinum Shay Principals, LLC may be deemed to beneficially own the securities held by the Platinum Stockholder. Platinum Equity, LLC is the sole member of Platinum Equity Investment Holdings Manager III, LLC, which is the sole manager of Platinum Equity Investment Holdings III, LLC which is the senior managing member of each of Platinum Shay Principals, LLC and Platinum Equity Partners III, LLC. Platinum Equity Partners III, LLC is the general partner of each of the Platinum Funds. Therefore, each of the foregoing entities may be deemed to share beneficial ownership of the securities beneficially owned by the Platinum Funds and Platinum Shay Principals, LLC. Tom Gores is the Chairman and Chief Executive Officer of Platinum Equity, LLC. As a result, Tom Gores may be deemed to share voting and investment power with respect to all shares of Class A Common Stock of the Issuer beneficially owned by Platinum Equity, LLC. The address of each entity and individual named in this footnote is 360 North Crescent Drive, Beverly Hills, California 90210.

(4)	Includes 1,546,650 shares of Class A Common Stock and 958,170 shares of the Class A Common Stock issuable upon exercise of warrants, in each case held directly by Platinum Equity, LLC.
(5)	Owns interests in entities which own direct or indirect non-controlling interests in our Sponsor and therefore disclaims any beneficial ownership of Class A Common Stock owned by our Sponsor.
(6)

GCM CFIG GP, LLC, is the managing member of PVM Pinnacle Holdings, LLC (the “Fund”). The sole member of GCM CFIG GP, LLC is CFIG Holdings, LLC. The sole member of CFIG Holdings, LLC is Grosvenor Capital Management Holdings, LLLP. Michael J. Sacks is the Chairman and Chief Executive Officer of Grosvenor Capital Management Holdings, LLLP. Mr. Sacks disclaims beneficial ownership of these shares. The Fund purchased these shares in the ordinary course of business and, at the time of purchase, the Fund did not have any agreements or understandings, directly or indirectly, with any person to distribute such shares of these shares. The address for the Fund is c/o GCM Grosvenor, 767 Fifth Avenue, 14th Floor, New York, NY 10153.

(7)

Includes 6,517,401 shares of Class A Common Stock and 666,666 shares of the Class A Common Stock issuable upon exercise of warrants. The business address of Integrated Core Strategies (US) LLC is 666 Fifth Avenue, New York, New York 10103. Mr. Israel A. Englander controls the managing member of Millennium Group Management LLC (the managing member of Millennium Management LLC, the general partner of the managing member of Integrated Core Strategies (US) LLC) and may be deemed to be responsible for voting and disposition decisions related to the securities reported therein. Mr. Englander disclaims beneficial ownership of these securities.

(8)	Includes 229,134 shares of Class A Common Stock and 141,951 shares of the Class A Common Stock issuable upon exercise of warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On November 3, 2017, our Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to Messrs. Randall Bort, William Patton and Jeffrey Rea, the Company’s former independent directors. On October 22, 2018, our Sponsor forfeited 781,250 Founder Shares following the expiration of the unexercised portion of the underwriter’s over-allotment option so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of capital stock following the consummation of our IPO.

The Founder Shares are identical to shares of our Common Stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions and are automatically convertible into shares of our Common Stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated certificate of incorporation. Immediately prior to the completion of the Business Combination, each outstanding Founder Share automatically converted into one share of Class A Common Stock and the number of authorized Founder Shares was automatically reduced to zero.

The Initial Stockholders have agreed not to transfer, assign or sell any Founder Shares until 180 days after our Business Combination (the “Founder Shares Lock-Up Period”).

Private Placement Warrants

On the IPO Closing Date, our Sponsor purchased 6,666,666 Private Placement Warrants at a price of $1.50 per warrant, or $10,000,000. Each Private Placement Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 per share of Common Stock. The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the IPO. Our Sponsor and its permitted transferees have the option to exercise the Private Placement Warrants on a physical (cash) or net share (cashless) basis.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Private Placement Warrants and the Common Stock underlying such Private Placement Warrants until 30 days after the completion of our Business Combination (such period, together with the Founder Shares Lock-Up Period, the “Lock-Up Periods”).

Related Party Notes

On November 3, 2017, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the IPO, and on August 30, 2018, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the IPO. These Notes were non-interest bearing and payable on the earlier of November 30, 2018 or the completion of the IPO. These Notes were repaid in full upon the IPO Closing Date.

We have also paid certain transaction fees and reimbursed the Sponsor and certain of our pre-Business Combination officers, directors and their affiliates for out-of-pocket expenses incurred in connection with activities on our behalf in connection with the Business Combination in an aggregate amount of approximately $1.1 million. Our pre-Business Combination audit committee has reviewed on a quarterly basis all such payments that were made and determined which fees and expenses and the amount of expenses that have been reimbursed.

Administrative Services Agreement

On September 6, 2018, the Company entered into an agreement to pay monthly recurring expenses to The Gores Group of $20,000 for office space, utilities and secretarial support. The agreement terminated upon the completion of the Business Combination.

Registration Rights Agreement

On the Closing Date, pursuant to the terms of the Merger Agreement, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, the Shay Stockholders (as defined below), Mr. Randall Bort, Mr. William Patton and Mr. Jeffrey Rea. Messrs. Bort, Patton and Rea were the Company’s independent directors prior to the Business Combination and, together with the Sponsor, are collectively referred to herein as the “Gores Stockholders.”

Pursuant to the terms of the Registration Rights Agreement, (a) any outstanding share of Class A Common Stock or any other equity security of the Company (including (i) the Private Placement Warrants and (ii) shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) held by a party to the Registration Rights Agreement as of the Closing Date or thereafter acquired thereby (including the shares of Class A Common Stock issued upon conversion of the Class F Stock and upon exercise of any Private Placement Warrants and shares of Class A Common Stock issued or issuable as earn-out shares to the Shay Stockholders pursuant to the terms of the Merger Agreement) and (b) any other equity security of the Company issued or issuable with respect to any such share of Class A Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights.

The Registration Rights Agreement provides that the Company will, within 30 days after the Closing Date, file with the SEC a shelf registration statement registering the resale of the shares of Class A Common Stock held by the parties to the Registration Rights Agreement and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the initial filing thereof. The Gores Stockholders and the Shay Stockholders are each entitled to make up to six demands, excluding short form demands, that the Company register shares of Class A Common Stock held by these parties. In addition, the parties to the Registration Rights Agreement have certain “piggy-back” registration rights with respect to other offerings by the Company or other stockholders exercising a demand right. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the parties to the Registration Rights Agreement agree in the Registration Rights Agreement to provide customary indemnification in connection with offerings of the registrable securities effected pursuant to the terms of the Registration Rights Agreement.

Investor Rights Agreement

On the Closing Date, pursuant to the terms of the Merger Agreement, the Company and the Platinum Stockholder entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, the Platinum Stockholder has the right to nominate up to two directors to the Company’s Board. Initially, one of the two nominees will be the Company’s Chief Executive Officer, who will be nominated as a Class II director, and the other nominee will be a representative of the Platinum Stockholder, who will be nominated as a Class III director. The remaining three directors will be independent directors initially nominated by the Platinum Stockholder and reasonably acceptable to the Company. In addition, for so long as the Platinum Stockholder has the right to nominate a director, it will also have the right to: (a) designate the chairman of the Board (who need not be a nominee of the Platinum Stockholder); (b) appoint one representative to each committee of the Board other than the audit committee; (c) subject to applicable law and stock exchange requirements, appoint one observer to each committee of the Board; and (d) subject to applicable law and stock exchange requirements, require that the Board does not exceed five directors.

The Platinum Shareholder’s right to designate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. If the Platinum Shareholder holds: (i) 10% or greater of the outstanding Class A Common Stock, it will have the right to appoint two directors; (ii) less than 10% but greater than or equal to 5% of the outstanding Class A Common Stock, it will have the right to appoint one director; and (iii) less than 5% of the outstanding Class A Common Stock, it will not have the right to appoint any directors.

Earn-Out Shares

Under the Merger Agreement, we will be required to issue up to an aggregate of 4,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) to the Shay Stockholders if either (i) the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days (the “Common Share Price”) or (ii) there is a change in control (as described in the Merger Agreement) in which the holders of Class A Common Stock receive a per share price in respect of their Class A Common Stock that is equal to or greater than any such Common Share Price threshold, in each case, at any time during the five-year period following the completion of the Business Combination.

We will be required to issue the Earn-Out Shares to the Shay Stockholders as follows: (i) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $13.00; (ii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $15.50; (iii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $18.00; and (iv) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $20.50.

Corporate Advisory Services Agreement

Shay and Platinum Equity Advisors, LLC (“Platinum Advisors”) were parties to a Corporate Advisory Services Agreement, dated March 14, 2016, entered into in connection with Platinum’s acquisition of PAE pursuant to which Platinum Advisors provided certain advisory, consulting, management, administrative and strategic services to PAE. Platinum Advisors received certain management fees in return for such services rendered. Pursuant to such agreement, Shay paid Platinum Advisors an aggregate of $5.0 million in fees and related expenses during the year ended December 31, 2019. Platinum Advisors also provided PAE with additional transaction-related financial advisory services in connection with the Business Combination for which Shay paid Platinum Advisors $15.0 million. The Corporate Advisory Services Agreement was terminated in connection with the closing of the Business Combination.

Shay Stockholders Agreement

Each of: (i) Shay; (ii) certain affiliates of Platinum Equity that held shares of common stock of Shay (the “Platinum Shay Stockholders”); and (iii) John Heller, Charles Peiffer, Paul W. Cobb, Jr., Michael Fox and Karl E. Williams, Trustee of the Karl E. Williams Revocable Trust dated May 1, 2012, were parties to a Stockholders Agreement, dated as of March 14, 2016, pursuant to which certain Shay Stockholders had tag-along rights, drag-along rights and registration rights. The Platinum Shay Stockholders (together with certain of their affiliates) also had certain repurchase rights and drag-along rights pursuant to this agreement. The Stockholders Agreement was terminated in connection with the closing of the Business Combination and in connection with the execution of the Registration Rights Agreement.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Bader, Heinberg and Hendrickson are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the years ended December 31, 2019 and 2018 include:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees(1)	$263,104	$140,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	930,467	—

Total	$1,193,571	$140,500

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for due diligence, tax and accounting advisory services related to the Business Combination.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The consolidated financial statements listed in “Index to Consolidated Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b) Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Merger Agreement, dated as of November 1, 2019, by and among Gores Holdings III, Inc., EAP Merger Sub, Inc., EAP Merger Sub II, LLC, Shay Holding Corporation and Platinum Equity Advisors, LLC, in its capacity as the Stockholder Representative (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on November 1, 2019 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of PAE Incorporated (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of PAE Incorporated (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-226794) of the Company on August 10, 2018 and incorporated herein by reference).

4.2	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-226794) of the Company on August 10, 2018 and incorporated herein by reference).

4.3	Warrant Agreement, dated September 6, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on September 12, 2018 and incorporated herein by reference).

4.5	Description of capital stock, debt securities, warrants and other securities.

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 1, 2019 and incorporated herein by reference).

10.2	Amended and Restated Registration Rights Agreement dated February 10, 2020, by and among the Company, Gores Sponsor III LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Shay Holding Corporation (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.3	Investor Rights Agreement dated February 10, 2020, by and between the Company and PE Shay Holdings, LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.4	First Lien Term Loan Credit Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.5	Amendment No. 1 to First Lien Term Loan Credit Agreement, dated as of June 12, 2017, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.5 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.6	Amendment No. 2 to First Lien Term Loan Credit Agreement, dated as of January 31, 2020, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.7	First Lien Subsidiaries Guaranty, dated as of October 20, 2016, by and among each of the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.8	First Lien Security Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.8 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.9	First Lien Pledge Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.9 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.10	First Lien/Second Lien Intercreditor Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the other grantors party thereto, Bank of America, N.A., as first lien collateral agent, and Bank of America, N.A. as second lien collateral agent (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.11	Second Lien Term Loan Credit Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.12	Amendment No. 1 to Second Lien Term Loan Credit Agreement, dated as of June 12, 2017, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.12 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.13	Amendment No. 2 to Second Lien Term Loan Credit Agreement, dated as of January 31, 2020, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.13 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.14	Second Lien Subsidiaries Guaranty, dated as of October 20, 2016, by and among each of the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.14 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.15	Second Lien Security Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.15 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.16	Second Lien Pledge Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.16 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.17	Revolving Credit Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.17 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.18	Amendment No. 1 to Revolving Credit Agreement, dated as of June 12, 2017, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.18 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.19	Amendment No. 2 to Revolving Credit Agreement, dated as of January 31, 2020, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the subsidiary borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.19 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.20	ABL Subsidiaries Guaranty, dated as of October 20, 2016, by and among each of the guarantors party thereto and Bank of America, N.A., as administrative agent (filed as Exhibit 10.20 to the Current Report on Form 8- K of the Company on February 14, 2020 and incorporated herein by reference).

10.21	ABL Security Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.21 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.22	ABL Pledge Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, certain subsidiaries of PAE Holding Corporation party thereto and Bank of America, N.A., as collateral agent (filed as Exhibit 10.22 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.23	Intercreditor Agreement, dated as of October 20, 2016, by and among Shay Intermediate Holding II Corporation, PAE Holding Corporation, the other borrowers and guarantors thereto, Bank of America, N.A., as revolving credit collateral agent, Bank of America, N.A., as initial fixed asset collateral agent and Bank of America, N.A. as second lien initial fixed asset collateral agent (filed as Exhibit 10.23 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.24#	Employment Agreement, dated as of March 14, 2016, between John E. Heller and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.24 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.25#	Employment Agreement, dated as of March 14, 2016, between Charles D. Peiffer and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.25 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.26#	Employment Agreement, dated as of March 14, 2016, between Paul W. Cobb and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.26 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.27#	Offer letter, dated as of January 6, 2015, between Patricia Munchel and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.27 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.28#	Offer letter, dated as of December 15, 2016, between Charles Anderson and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.28 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.29#	Offer letter, dated as of May 15, 2017, between Rene “Chico” Moline and Pacific Architects and Engineers Incorporated (filed as Exhibit 10.29 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.30#	PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.30 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.31#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Participation Plan Participants under the PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.31 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.32#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.32 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.33#	Form of Pacific Architects and Engineers Incorporated 2016 Participation Plan Termination Agreement (filed as Exhibit 10.33 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.34	Form of Indemnity Agreement (filed as Exhibit 10.34 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

16.1	Letter from KPMG LLP to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAE INCORPORATED

Date: March 11, 2020	By:	/s/ John E. Heller
John E. Heller
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John E. Heller	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
John E. Heller

/s/ Charles D. Peiffer	Executive Vice President and Chief	March 11, 2020
Charles D. Peiffer	Financial Officer (Principal Financial Officer)

/s/ Mark C. Monroe	Vice President, Finance, Corporate Controller and	March 11, 2020
Mark C. Monroe	Treasurer (Principal Accounting Officer)

/s/ Marshall Heinberg	Chairman of the Board	March 11, 2020
Marshall Heinberg

/s/ Paul T. Bader	Director	March 11, 2020
Paul T. Bader

/s/ John P. Hendrickson	Director	March 11, 2020
John P. Hendrickson

/s/ Louis Samson	Director	March 11, 2020
Louis Samson