Form 10-Q
period 2020-03-29
PAE Inc
filed 2020-05-07
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 29, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-38643
__________________________
PAE INCORPORATED
(Exact name of registrant as specified in its charter)
__________________________

Delaware	82-3173473
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.

7799 Leesburg Pike, Suite 300 North, Falls Church, Virginia 22043
(Address of principal executive offices) (Zip Code)

(703) 717-6000
(Registrant’s telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	PAE	Nasdaq Stock Market

Warrants	PAEWW	Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2020 was 92,040,654.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains our condensed consolidated financial statements for the three-month period ended March 29, 2020.

We were originally incorporated in Delaware on October 23, 2017 under the name “Gores Holdings, III, Inc.” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Stock Market (“Nasdaq”).

On February 10, 2020 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores Holdings III, Inc. (“Gores III”), EAP Merger Sub, Inc. (“First Merger Sub”), EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation (“Shay”), and Platinum Equity Advisors, LLC (in its capacity as the Stockholder Representative, the “Stockholder Representative”) (the “Merger Agreement”), as more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2020, and the amendment thereto filed on March 11, 2020. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Shay (as it existed immediately prior to the Second Merger) and its subsidiaries, changed our name from “Gores Holdings III, Inc.” to “PAE Incorporated”, and changed the trading symbols of our Class A Common Stock and warrants on Nasdaq from “GRSH” and “GRSHW,” to “PAE” and “PAEWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Form 10-Q, including in “Part I, Item 1. Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the quarter ended March 31, 2019 are those of Shay and its subsidiaries, and for the quarter ended March 29, 2020, the financial information includes the financial information of Shay and its subsidiaries for the period prior to the Closing and the financial information of PAE Incorporated and its subsidiaries for the period subsequent to the Closing. See “Note 1 – Description of Business” and “Note 6 – Business Combinations and Acquisitions” of the Notes to the condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “PAE,” the “Company,” “we,” “us,” and “our” refer to PAE Incorporated and its subsidiaries taken as a whole.

PAE Incorporated
Form 10-Q
For the Quarter Ended March 29, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29,	March 31,
	2020	2019

Revenues	$617,253	$673,484

Cost of revenues	465,208	517,159
Selling, general and administrative expenses	137,326	135,035
Amortization of intangible assets	8,047	8,657
Total operating expenses	610,581	660,851

Program profit	6,672	12,633
Other income, net	785	1,720

Operating income	7,457	14,353
Interest expense, net	(20,948)	(22,660)
Loss before income taxes	(13,491)	(8,307)
Benefit from income taxes	(8,714)	(3,147)
Net loss	(4,777)	(5,160)
Noncontrolling interest in earnings of ventures	166	559
Net loss attributed to PAE Incorporated	$(4,943)	$(5,719)

Net loss per share attributed to PAE Incorporated:
Basic and diluted	$(0.08)	$(0.27)

Weighted average shares outstanding	59,807,549	21,127,823
See accompanying notes

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended
	March 29,	March 31,
	2020	2019

Net loss	$(4,777)	$(5,160)

Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(976)	290
Other, net	281	422
Other comprehensive (loss) income	(695)	712

Comprehensive loss	(5,472)	(4,448)
Comprehensive income attributed to noncontrolling interests	498	582
Comprehensive loss attributed to PAE Incorporated	$(5,970)	$(5,030)
See accompanying notes

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	March 29,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$99,790	$68,035
Accounts receivable, net	420,765	442,180
Prepaid expenses and other current assets	46,760	43,549
Total current assets	567,315	553,764

Property and equipment, net	28,079	30,404
Deferred income taxes, net	16,597	3,212
Investments	17,747	17,925
Goodwill	409,588	409,588
Purchased intangibles, net	172,417	180,464
Operating lease right-of-use assets, net	161,731	162,184
Other noncurrent assets	9,484	13,758
Total assets	$1,382,958	$1,371,299

Liabilities and equity
Current liabilities:
Accounts payable	$122,126	$124,661
Accrued expenses	100,456	102,315
Customer advances and billings in excess of costs	69,662	51,439
Salaries, benefits and payroll taxes	106,995	130,633
Accrued taxes	16,058	18,488
Current portion of long-term debt	22,894	22,007
Operating lease liabilities, current portion	35,324	36,997
Other current liabilities	32,703	30,893
Total current liabilities	506,218	517,433

Long-term debt, net	595,598	727,930
Long-term operating lease liabilities	130,426	129,244
Other long-term liabilities	7,397	8,601
Total liabilities	1,239,639	1,383,208

Stockholders' equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of March 29, 2020 and December 31, 2019, respectively	9	2
Additional paid-in capital	262,284	101,743
Accumulated deficit	(150,314)	(145,371)
Accumulated other comprehensive loss	(829)	(134)
Total PAE Incorporated stockholders' equity	111,150	(43,760)
Noncontrolling interests	32,169	31,851
Total liabilities and equity	$1,382,958	$1,371,299
See accompanying notes

PAE Incorporated
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share data)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	PAE Incorporated	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Income	Equity	Interests	Equity
Balance at December 31, 2018	282,047	$3	$101,742	$(95,562)	$(2,138)	$4,045	$27,440	$31,485
Retrospective application of the capitalization	20,845,776	(1)	1	—	—	—	—	—
Adjusted balance at December 31, 2018	21,127,823	2	101,743	(95,562)	(2,138)	4,045	27,440	31,485
Net loss	—	—	—	(5,719)	—	(5,719)	559	(5,160)
Other comprehensive income, net	—	—	—	—	712	712	—	712
Equity contributions from venture partners	—	—	—	—	—	—	1,350	1,350
Balance at March 31, 2019	21,127,823	$2	$101,743	$(101,281)	$(1,426)	$(962)	$29,349	$28,387

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	PAE Incorporated	Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Deficit	Loss	Equity	Interests	Equity
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the capitalization	20,845,776	(1)	1	—	—	—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net (loss) income	—	—	—	(4,943)	—	(4,943)	166	(4,777)
Other comprehensive loss, net	—	—	—	—	(695)	(695)		(695)
Distributions to venture partners and other	—	—	—	—	—	—	152	152
Equity contributions from venture partners	—	—	13	—	—	13	—	13
Equity infusion from Gores III	46,999,787	5	364,773	—	—	364,778	—	364,778
Private placement	23,913,044	2	219,998	—	—	220,000	—	220,000
Payment to Shay stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at March 29, 2020	92,040,654	$9	$262,284	$(150,314)	$(829)	$111,150	$32,169	$143,319

See accompanying notes

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 29,	March 31,
	2020	2019
Operating activities
Net loss	$(4,777)	$(5,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,583	3,010
Amortization of intangible assets	8,047	8,657
Amortization of debt issuance cost	6,063	2,050
Net undistributed income from unconsolidated ventures	(663)	(1,300)
Deferred income taxes, net	(9,081)	440
Other non-cash activities, net	270	419
Changes in operating assets and liabilities, net:
Accounts receivable, net	20,869	(21,368)
Accounts payable	(2,417)	53,784
Accrued expenses	(3,779)	(7,412)
Customer advances and billings in excess of costs	18,223	23,390
Salaries, benefits and payroll taxes	(21,307)	(6,701)
Inventories, net	1,342	(2,001)
Prepaid expenses and other current assets	(2,921)	(5,754)
Other current and noncurrent liabilities	(4,545)	(2,307)
Investments	750	836
Other noncurrent assets	4,729	780
Accrued taxes	(2,473)	(2,000)
Net cash provided by operating activities	10,913	39,363
Investing activities
Expenditures for property and equipment	(404)	(3,614)
Net cash used in investing activities	(404)	(3,614)
Financing activities
Net contributions from noncontrolling interests	150	1,350
Borrowings on long-term debt	60,000	17,888
Repayments on long-term debt	(196,544)	(62,938)
Payments of debt issuance costs	(964)	—
Recapitalization from merger with Gores III	605,708	—
Payment of underwriting and transaction costs	(27,268)	—
Distribution to selling stockholders	(419,548)	—
Net cash provided by (used in) financing activities	21,534	(43,700)
Effect of exchange rate changes on cash and cash equivalents	(288)	(458)
Net increase (decrease) in cash and cash equivalents	31,755	(8,409)
Cash and cash equivalents at beginning of period	68,035	51,097
Cash and cash equivalents at end of period	$99,790	$42,688

Supplemental cash flow information
Cash paid for interest	$10,900	$19,411
Cash paid for taxes	$1,523	$2,608

See accompanying notes

PAE Incorporated
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business
PAE Incorporated, formerly known as Gores Holdings III, Inc. (“Gores III”), was originally incorporated in Delaware on October 23, 2017 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, Gores III consummated its initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Stock Market (“Nasdaq”). Unless the context otherwise indicates, references herein to the “Company" or “PAE” refer to PAE Incorporated and its consolidated subsidiaries.

On February 10, 2020 (the “Closing Date”), the Company completed the previously announced business combination (the “Business Combination”) in which Shay Holding Corporation (“Shay”) was acquired by Gores III. The transaction was completed in a multi-step process pursuant to which Shay ultimately merged with and into a wholly-owned subsidiary of Gores III, with the Gores III subsidiary continuing as the surviving company. As a result of the Business Combination, each share of common stock of Shay was cancelled and converted into the right to receive a portion of the consideration payable in connection with the transaction and Gores III acquired Shay (as it existed immediately prior to the Business Combination) and its subsidiaries. Additionally, the stockholders of Shay as of immediately prior to the transaction hold a portion of the common stock of the Company.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer).

Accordingly, as of the Closing Date, Shay’s historical results of operations replaced Gores III’s historical results of operations for periods prior to the Business Combination and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for periods following the Closing Date. See “Note 6 - Business Combinations and Acquisitions” for additional information.

PAE provides integrated support solutions, including defense and military readiness, diplomacy, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), allied foreign governments, and international organizations such as the United Nations.

The Company’s operations are organized into the following two reportable segments:

•Global Mission Services (“GMS”): GMS provides infrastructure and logistics management, international logistics and stabilization support, and aircraft and vehicle readiness and sustainment support. The segment focuses on customer relationships with DoD, DoS, National Aeronautics and Space Administration, United Nations, and other government agencies for work in the United States and outside of the United States.

•National Security Solutions (“NSS”): NSS provides counter-threat solutions, business process outsourcing, adjudication support services and full life cycle support for complex legal matters. NSS focuses on customer relationships in the areas of intelligence, defense and security, and with civilian agencies.

The Company separately presents the costs associated with certain corporate functions as Corporate, which primarily include costs that are not reimbursed by the Company’s U.S. Government customers.
2. Significant Accounting Principles and Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In management’s opinion, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which are filed as Exhibit 99.3 to the Company’s Form 8-K/A filed with the SEC on March 11, 2020.

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business processes, which was on March 29, 2020 and March 31, 2019. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

The condensed consolidated financial statements include the accounts of PAE Incorporated and subsidiaries and ventures in which the Company owns more than 50% or otherwise controls. All intercompany amounts have been eliminated in consolidation.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies in the Company’s 8-K/A filed with the SEC on March 11, 2020, other than Accounts Receivable, net and Net Loss Per Share as described below.
Accounts Receivable, net

Amounts billed and due from customers are recorded as billed receivables within accounts receivable, net on the condensed consolidated balance sheets. Generally, customer accounts are due within 30 to 45 days of billings. The Company recognizes an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The Company assesses its overall allowance for credit losses on an at least a quarterly basis. Prior to the implementation of the allowance for credit losses the Company recorded adjustments to an allowance for doubtful accounts when collectability was uncertain.

Net Loss Per Share
Basic net loss per common share is determined by dividing the net loss allocable to stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period.
Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants at the measurement date. The valuation techniques the Company utilized to measure the fair value of financial instruments are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.

These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The carrying value of the Company’s outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
3. Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for financial instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, replacing the existing incurred loss impairment model. The new standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2020 under the modified retrospective method and such adoption did not have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires the tracking and recognition of costs that will be capitalized as an asset and amortized over the assets useful life. The new standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2020 prospectively and the standard did not have a material impact on the Company’s financial statements.
4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 29, 2020
	GMS	NSS	Total
DoD	$187,605	$67,178	$254,783
Other U.S. government agencies	250,042	70,722	320,764
Commercial and non-U.S. customers	19,797	21,909	41,706
Total	$457,444	$159,809	$617,253

Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 29, 2020
	GMS	NSS	Total
Cost-reimbursable	$266,080	$36,903	$302,983
Fixed-price	162,038	68,958	230,996
Time and materials	29,326	53,948	83,274
Total	$457,444	$159,809	$617,253
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended March 29, 2020
	GMS	NSS	Total
United States	$248,909	$158,139	$407,048
International	208,535	1,670	210,205
Total	$457,444	$159,809	$617,253

Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 31, 2019
	GMS	NSS	Total
DoD	$200,402	$58,752	$259,154
Other U.S. government agencies	274,112	89,209	363,321
Commercial and non-U.S. customers	29,966	21,043	51,009
Total	$504,480	$169,004	$673,484
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended March 31, 2019
	GMS	NSS	Total
Cost-reimbursable	$290,691	$22,222	$312,913
Fixed-price	175,399	76,514	251,913
Time and materials	38,390	70,268	108,658
Total	$504,480	$169,004	$673,484
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended March 31, 2019
	GMS	NSS	Total
United States	$260,088	$167,783	$427,871
International	244,392	1,221	245,613
Total	$504,480	$169,004	$673,484
Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of March 29, 2020 and December 31, 2019 was $1,386.0 million and $1,640.0 million, respectively.
The Company expects to recognize approximately 97.9% and 2.1% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.

5. Contract Assets and Contract Liabilities
Contract assets consist of unbilled receivables which represent rights to payment for work or services completed but not billed as of the reporting date. Contract assets are recorded as unbilled receivables within accounts receivable, net on the condensed consolidated balance sheets.
Contract liabilities are advances and milestone payments from customers on certain contracts that exceed revenue earned to date. Contract liabilities are recorded as customer advances and billings in excess of costs on the condensed consolidated balance sheets.
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	March 29,	December 31,
	2020	2019
Contract assets	$279,459	$295,103
Contract liabilities	$69,662	$51,439

The decrease in contract assets of $15.6 million during the three months ended March 29, 2020 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.
The increase in contract liabilities of $18.2 million during the three months ended March 29, 2020 was primarily due to the timing of advance payments from customers partially offset by revenue recognized during the period. During the three months ended March 29, 2020 and March 31, 2019, the Company recognized $38.0 million and $15.2 million, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods.
6. Business Combinations and Acquisitions
As described in Note 1, the Business Combination was consummated on February 10, 2020. For financial accounting and reporting purposes under U.S. GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. Under this method of accounting, Gores III is treated as the acquired entity and Shay (legal acquiree) is deemed to have issued common stock for the net assets and equity of Gores III consisting of mainly cash, accompanied by simultaneous equity recapitalization of Shay (“Recapitalization”). The net assets of Gores III are stated at historical cost, and accordingly the equity and net assets of Shay have not been adjusted to fair value. Consequently, the consolidated assets, liabilities and results of operations of Shay are the historical financial statements of PAE Incorporated and the Gores III assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Shay beginning on the Closing Date. Shares and earnings per share information prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Recapitalization.
Other than professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores III, Shay and the stockholders of the respective companies. The aggregate proceeds paid to the Shay stockholders on the Closing Date was approximately $424.2 million. The remainder of the consideration paid to the Shay stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock of PAE Incorporated, par value $0.00001 per share (“Class A Common Stock”).

In addition to the foregoing consideration paid on the Closing Date, former stockholders of Shay are entitled to receive additional Earn-Out Shares from PAE of up to an aggregate of 4,000,000 shares of Class A Common Stock if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination. See “Note 11 - Stockholders’ Equity - Earn-Out Agreement” for additional information.

The Company also has certain warrants issued by Gores III that remain outstanding after the Business Combination. “See Note 11 - Stockholders’ Equity” for further information about the warrants.

In connection with the Business Combination, the Company recorded $20.9 million, net of tax as a reduction to Additional Paid in Capital related to the transaction costs. These costs were directly attributable to the Recapitalization.
7. Accounts Receivable, net
The components of Accounts receivable, net consisted of the following as of the dates presented (in thousands):

	March 29,	December 31,
	2020	2019
Billed receivables	$142,976	$148,747
Unbilled receivables	279,459	295,103
Less allowance for credit losses	(1,670)	(1,670)
Total accounts receivables, net	$420,765	$442,180

As of March 29, 2020 approximately 93% of the Company’s accounts receivable are with the U.S. government.

8. Goodwill and Intangible Assets, net
Goodwill
Based on management’s assessment of goodwill, there was no impairment or change for the three months ended March 29, 2020.
The Company considered the implications of COVID-19 as it relates to the carrying value of goodwill and indefinite-lived assets. Although COVID-19 has had an adverse effect on the Company’s result of operations for the first quarter of 2020, management does not currently expect that such impact will be material to the Company’s full year results. Since the Company’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables and management does not foresee issues collecting receivables in the foreseeable future. In addition, the Company’s contract awards typically extend to at least five years, including options, and it has a strong history of being awarded a majority of these contract options. Management does not anticipate that the pandemic will have a materially adverse impact on such awards. The Company’s liquidity position has not been materially impacted, and management continues to believe that the Company has adequate liquidity to fund its operations and meet its debt service obligations for the foreseeable future.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	March 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(124,515)	$162,385
Technology	1,700	(1,700)	—
Trade name	16,900	(6,868)	10,032
Total	$305,500	$(133,083)	$172,417

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(116,923)	$169,977
Technology	1,700	(1,700)	—
Trade name	16,900	(6,413)	$10,487
Total	$305,500	$(125,036)	$180,464

As of the three months ended March 29, 2020, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.7 and 5.8 years, respectively. As of the year-ended December 31, 2019, customer relationships and trade name had weighted average remaining useful lives of 7.9 and 6.0 years, respectively.
For the three months ended March 29, 2020 and March 31, 2019, amortization expense was approximately $8.0 million and $8.7 million, respectively.

Estimated amortization expense in future years is expected to be:

As of
March 29, 2020
Remainder of 2020	$24,141
2021	31,824
2022	31,775
2023	24,565
2024	20,490
Thereafter	39,622
Total	$172,417

9. Consolidated Variable Interest Entities
The Company has entered into ventures and investments that allow it to participate in projects in areas where it is advantageous or required by law to partner with a local organization.
The Company is the majority shareholder and primary beneficiary of PAE (New Zealand) Limited, ATOM Training Limited, PAE-Perini LLC, Syncom Space Services LLC, PAE-SGT Partners LLC, accordingly, these entities are consolidated. As the primary beneficiary, the Company has a risk and obligation to absorb any losses significant to the VIE. The use of the assets of the VIEs to settle the Company’s obligations is subject to the approval of the managing body of each VIE.
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	March 29,	December 31,
	2020	2019
Assets
Total assets	$126,193	$127,742

Liabilities and equity
Total liabilities	$79,013	$80,151
Total equity	47,180	47,591
Total liabilities and equity	$126,193	$127,742

The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019
Income statements
Revenues	$87,191	$63,260
Cost of revenues	68,525	50,402
Selling, general and administrative expenses	18,017	18,289
Total operating expenses	86,542	68,691
Program income (loss)	649	(5,431)
Other expense, net	(1,049)	(354)
Net loss	$(400)	$(5,785)

10. Debt.
Long-term debt consisted of the following as of the dates presented (in thousands):

	March 29,	December 31,
	2020	2019
First Term Loan	$506,772	$506,772
Second Term Loan	128,784	265,329
Revolving Credit Facility	—	—
Total debt	635,556	772,101
Unamortized discount and debt issuance costs	(17,064)	(22,164)
Total debt, net of discount and debt issuance costs	618,492	749,937
Less current maturities of long-term debt	(22,894)	(22,007)
Total long-term debt, net of current	$595,598	$727,930

Credit Agreement
The Company’s borrowing arrangement provides for current borrowings up to $506.7 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “First Term Loan”), $265.3 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “Second Term Loan”), and $150 million under a revolving credit facility dated October 26, 2016, as amended (the “Revolving Credit Facility,” and together with the First Term Loan and the Second Term Loan, the “Credit Agreements”). Principal and interest are due quarterly on the First Term Loan and interest only is due quarterly on the Second Term Loan. The maturity date of the First Term Loan is October 20, 2022. For the Second Term Loan the maturity date is October 20, 2023. For the Company’s Revolving Credit Facility the maturity date is October 20, 2021.

In connection with the Business Combination, Shay was required to amend its existing credit facilities and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the transaction the outstanding balance on the Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

The Credit Agreements require the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios.
The Credit Agreements also contain various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.
The Company was in compliance with the financial covenants under the Credit Agreements as of March 29, 2020 and December 31, 2019, respectively.
Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
March 29, 2020
Remainder of 2020	$29,810
2021	29,810
2022	447,152
2023	128,784
2024	—
Total	$635,556
As of March 29, 2020 and December 31, 2019, the available borrowing capacity under the Revolving Credit Facility was approximately $103.9 million and $121.8 million, respectively.
Interest Rates on Credit Agreements
The interest rate per annum applicable to amounts borrowed under the First Term Loan is equal to either the Base Rate (as defined below) or the LIBO Rate (as defined below), in either case, plus (i) 4.5% in the case of the Base Rate loans and (ii) 5.5% in the case of LIBO Rate loans.
The interest rate per annum applicable to amounts borrowed under the Second Term Loan is equal to either the Base Rate or the LIBO Rate, in either case, plus (i) 8.5% in the case of the Base Rate loans and (ii) 9.5% in the case of LIBO Rate loans
The “Base Rate” is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America (“BofA”) as its “prime rate,” and (c) the LIBO Rate for a LIBO Rate loan with a one month Interest Period commencing on such day plus

1.0%. The “prime rate” is a rate set by BofA based upon various factors including BofA’s costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. The LIBO Rate is defined as the rate per annum equal to the London Interbank Offered Rate or a comparable or successor rate, whichever rate is approved by the Administrative Agent (as that term is defined in the Credit Agreements).
The interest rate per annum applicable to the Revolving Credit Facility is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.75% to 1.25% in the case of Base Rate loans and (ii) a range of 1.75% to 2.25% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of March 29, 2020 and December 31, 2019, the applicable interest rate on the amounts borrowed under the First Term Loan was 7.1% and 7.4%, respectively. As of March 29, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the Second Term Loan was 11.1% and 11.4%, respectively.

As of both March 29, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the Revolving Credit Facility was 5.8%.
In addition, the interest rate on our term loan borrowings and revolving loan borrowings is based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The consequences of the discontinuance of the LIBOR benchmark cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
Letters of Credit

The Company had 11 outstanding letters of credit for program and insurance requirements totaling approximately $21.2 million as of both March 29, 2020 and December 31, 2019.

11. Stockholders’ Equity

Authorized and Outstanding Stock
In connection with the Business Combination, the Company made changes to its capital stock. The Company’s amended and restated certificate of incorporation authorizes the issuance of 211,000,000 shares of capital stock, par value of $0.0001 per share, consisting of (a) 210,000,000 shares of Class A common stock, and (b) 1,000,000 shares of preferred stock.
As a result of the Business Combination, the shares issued to Shay Stockholders are reflected as if they were issued and outstanding as of the earliest reported period to reflect the new capital structure.

Warrants

As of March 29, 2020, there were warrants outstanding to acquire 19,999,985 shares of our Class A Common Stock including: (i) 13,333,319 warrants sold as part of the public units issued in our IPO on September 11, 2018 (the “Public Warrants”), and (ii) 6,666,666 warrants issued or transferred to our former sponsor in a private placement on the IPO closing date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Company currently has an effective registration statement on Form S-1 relating to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Common Stock issuable upon the exercise of the outstanding Public Warrants, and (ii) 6,666,666 shares of its Class A Common Stock issuable upon exercise of the Private Placement Warrants.
Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Warrants became exercisable on March 11, 2020, thirty days following the completion of the Business Combination, and expire five years after that date, or upon redemption or liquidation. The Company may redeem outstanding Public Warrants and, unless held by the former sponsor or its permitted transferees, the Private Placement Warrants at a price of $0.01 per Warrant, provided the last reported sales price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day before the Company gives proper notice of such redemption to the warrant holders.
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the former sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
Any transactions related to the Warrants are recorded within the stockholder’s equity section of the Company’s condensed consolidated financial statements. However, the issuance of shares pursuant to the exercise of these warrants is contingent upon the share price reaching $11.50. Therefore, share activity related to such warrants will not be recorded until such time as the contingency has been met.
Earn-Out Agreement
In connection with the Business Combination, stockholders of Shay immediately prior to the transaction (which stockholders consisted of certain affiliates of Platinum Equity LLC and members of PAE management, (the “Shay Stockholders”) will be entitled to receive up to an aggregate of 4,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) if at any time during the five-year period following the Closing Date (the “Earn-Out Period”) the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq (or the exchange which shares Class A Common Stock are then listed) for a period of at least 10 days out of 20 consecutive trading days (the “Common Share Price”) exceeds certain thresholds, described below.
The thresholds (each a “Triggering Event”) causing the Earn-Out Shares to be issued by the Company to the Shay Stockholders is any such event occurs within the Earn-Out period are: (i) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $13.00; (ii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $15.50; (iii)

a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $18.00; and (iv) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $20.50.
Further, if during the Earn-Out Period there is a change in control (as defined in the Merger Agreement) that results in the holders of Class A Common Stock receiving a per share price in respect of their Class A Common Stock that is equal to or greater than the applicable Common Share Price required in connection with any Triggering Event (an “Acceleration Event”), then any such Triggering Event that has not previously occurred will be deemed to have occurred, and the Company must issue Earn-Out Shares accordingly.
If no Triggering Event or Acceleration Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-out Shares. No Triggering Event or Acceleration Event was achieved during the three months ended March 29, 2020.
Any transactions related to Earn-Out Shares are recorded within the stockholder’s equity section of the Company’s condensed consolidated financial statements. Earn-Out Shares will be recognized as Stock Dividends and recorded at fair value as an increase in Accumulated Deficit (or reduction of Retained Earnings) and in increase in Common Stock and Additional Paid-in Capital when they are effectively declared by virtue of a Triggering Event being achieved.
12. Stock-Based Compensation
2016 Participation Plan
On May 23, 2016, the Company adopted the Pacific Architects and Engineers Incorporated 2016 Participation Plan (the “2016 Participation Plan”). The purpose of the 2016 Participation Plan was to provide incentive compensation to key employees by granting performance units (“Units”). The Units were valued on the date of grant by the Compensation Committee (the “Committee”). Participants in the Plan were entitled to receive compensation for their Units in the event a qualifying event occurs. In connection with the Business Combination, which was a qualifying event, the 2016 Participation Plan was terminated effective immediately prior to the Closing Date and, in exchange for a release of claims relating to the plan, plan participants received payments totaling approximately $17.4 million. The $17.4 million was paid out during the three months ended March 29, 2020, and was recorded as compensation expense.
2020 Incentive Plan
Prior to the closing of the Business Combination, the Gores III board of directors and stockholders approved the PAE Incorporated 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted units and other stock or cash-based awards. There were no grants issued under the 2020 Incentive Plan during the three months ended March 29, 2020.
In connection with the Business Combination, the Company agreed to issue restricted stock units (RSUs) to employees representing the right to receive 1,581,960 shares of its Class A Common Stock (which was taken out of the proceeds at closing of the Business Combination of the Shay Stockholders). On April 14, 2020, subject to the effectiveness of a Form S-8 registration statement filed with the SEC on such date, the Company issued 1,581,960 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan.

These RSUs will cliff vest in a single installment on February 10, 2021, subject to the terms of the grant agreements and the 2020 Incentive Plan.
Also, on April 14, 2020, subject to the effectiveness of a Form S-8 registration statement filed with the SEC on such date, the Company issued 35,875 RSUs to its three independent directors in connection with their annual compensation as directors. Such RSUs will cliff vest in a single installment on February 9, 2021, subject to the terms of the grant agreements and the 2020 Incentive Plan.
On May 1, 2020, the Company issued 339,111 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These RSUs cliff vest in a single installment on February 10, 2022, subject to the terms of the grant agreements and the 2020 Incentive Plan. Also, on May 1, 2020, the Company issued 220,202 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These RSUs vest in equal annual installments over four years commencing February 10, 2021, subject to the terms of the grant agreements and the 2020 Incentive Plan. Also, on May 1, 2020, the Company issued 330,303 performance-based RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These performance-based RSUs earn out over a 3-year performance period, subject to the terms of the grant agreements and the 2020 Incentive Plan.
13. Net Loss Per Share
Basic net loss per common share is determined by dividing the net loss attributed to stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is determined by adjusting the weighted average number of shares of common stock and common stock equivalents outstanding for the dilutive effect of common stock equivalents for the periods presented.
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended
	March 29,	March 31,
	2020	2019

Numerator:
Net loss attributed to PAE Incorporated	$(4,943)	$(5,719)

Denominator:
Basic and diluted weighted average shares	59,807,549	21,127,823

Basic and diluted loss per share	$(0.08)	$(0.27)

The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of Warrants in the calculation of diluted net loss per share for the three months ended March 29, 2020 and the three months ended March 31, 2019 because the inclusion of such shares would be antidilutive based on the net loss reported. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net loss per share for the three months ended March 29, 2020. The condition for the issuance of these shares based on the volume of weighted average closing sale price of the Company’s Class A Common Stock had not been met as of March 29, 2020.
14. Leases
At March 29, 2020, the Company had ROU assets, net of $161.7 million and lease liabilities of $165.8 million recorded on the condensed consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within SG&A on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues. During the three months ended March 29, 2020 and March 31, 2019, the Company recognized operating lease costs of approximately $14.1 million and $17.5 million, respectively.
The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

As of
March 29, 2020
Remainder of 2020	$29,884
2021	41,558
2022	36,223
2023	32,332
2024	27,657
Thereafter	51,613
Total future minimum lease payments	219,267
Less imputed interest	53,517
Present value of minimum lease payments	165,750
Less current maturities of lease liabilities	35,324
Long-term lease liabilities	$130,426
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 7.63 years and 7.4%, respectively, at March 29, 2020.

The Company made cash payments of approximately $12.0 million for operating leases for the three months ended March 29, 2020, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.
15. Legal Proceedings, Commitments, and Contingencies
The Company is a party to, or has property subject to, litigation and other proceedings. Management believes the probability is remote that the outcome of the matters will have a material adverse effect on its operations as a whole, notwithstanding that the unfavorable resolution of any matter may have a material effect on net earnings in a future period. The Company cannot predict the outcome of legal proceedings and loss or range of loss contingencies with certainty.
16. Segment Reporting
The Company's operations and reportable segments are organized around the nature of the products and services provided to customers. The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), currently its President and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

The GMS operating segment provides support to the U.S. Government and its partners within and outside the United States providing sustainment, training and readiness support and advancing foreign policy objectives. The NSS operating segment provides a wide-ranging portfolio of offerings that support all facets of national security, including intelligence, homeland security and civil government missions.

While the CODM uses a variety of different measures to evaluate the Company’s segments, the primary measures used to evaluate segment performance are revenues and operating income. As a result, interest expense, net and provision for income taxes as recorded on the condensed consolidated statements of operations are not allocated to the Company’s operating segments.

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended
	March 29,	March 31,
	2020	2019
Revenues
GMS	$457,444	$504,480
NSS	159,809	169,004
Corporate	—	—
Total revenues	$617,253	$673,484

Operating income
GMS	$12,603	$25,792
NSS	4,367	(786)
Corporate	(9,513)	(10,653)
Total operating income	$7,457	$14,353

Amortization of intangible assets
GMS	$4,115	$4,258
NSS	3,932	4,399
Corporate	—	—
Total amortization of intangible assets	$8,047	$8,657

Under U.S. Government cost accounting standards, indirect costs including depreciation expense are collected in numerous indirect cost pools, which are then collectively allocated to the Company’s reportable segments based on a representative causal or beneficial relationship of the costs in the pool to the costs in the base. While depreciation expense is a component of the allocated costs, the allocation process precludes depreciation expense from being specifically identified by the Company’s individual reportable segments. For this reason, depreciation expense by reportable segment is not presented separately above.

Asset information by segment is not a key measure of performance used by the CODM and therefore segment assets are not presented.

Less than 10% of the Company’s revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. Therefore, additional segment financial information by geographic location is not presented.
17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to the payment of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The Company estimates the payment to the Shay Stockholders will be approximately $4.7 million. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheets as of March 29, 2020.

Advisory Services

During the three months ended March 29, 2020 and twelve months ended December 31, 2019, the Company recognized management fees, transaction and advisory fees, and expenses of approximately $15.0 million and $5.1 million, respectively. As a result of the Business Combination the $15.0 million was grouped with other similar transactional expenses and recorded as a reduction to the recapitalized equity. The December 31, 2019 amount of $5.1 million was recorded in selling, general and administrative expenses on the condensed consolidated balance sheets.

These expenses were for services rendered by one or more affiliates of Platinum Equity LLC.
18. Income Taxes
The Company’s provision for income tax benefit was as approximately $8.7 million, and its effective income tax rate was 64.6% for the three months ended March 29, 2020. The Company’s provision for income taxes was a benefit of approximately $3.1 million, and its effective income tax rate was 37.9% for the three months ended March 31, 2019.

The provision for income taxes for the period ended March 29, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII’), increased prior year interest expense deduction under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), nontaxable income and settlement of foreign taxes. The provision for income taxes for the period ended March 31, 2019 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to a disallowed interest deduction offset by a benefit from the foreign derived intangible income deduction and non-controlling interest deduction.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry-back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

In particular, under the CARES Act, for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. As of March 29, 2020, the company estimated that the tax benefit on increased 2019 interest expense deduction related to CARES Act is approximately $3.6 million. We are in the process of analyzing the different aspects of the CARES Act to determine whether any other specific provisions may impact the Company.

Under the CARES Act, a relief is available to us and other companies in 2020 relating to the deferral of the payment of the 6.2% employer share of Social Security tax. That also will be a significant source of additional liquidity this year. As we point out, we estimate this will benefit our cash flows this year by about $33.0 million. Half of this payroll tax funding deferral or about $16.5 million does not have to be repaid until December of 2021. The other half will not have to be repaid until December 2022.
19. Subsequent Events
On May 5, 2020, the Company entered into employment agreements with each of its named executive officers. Each of the employment agreements was approved by the Compensation Committee of the Company’s Board of Directors and has a two year initial term. Each term will automatically renew for a one-year term unless either party provides a notice of non-renewal 60 days prior to the end of the then current term. The employment agreements include terms for annual compensation, annual bonus and severance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020, the Company’s Current Report on Form 8-K/A filed with the SEC on March 11, 2020, the Form 424B3 prospectus filed with the SEC on April 23, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, the MD&A compares the three-month period ended March 29, 2020 to the three-month period ended March 31, 2019.
This Quarterly Report on Form 10-Q of PAE contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act’). These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in the MD&A. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “assumes,” “seeks,” and variations of such words or similar expressions, or the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2019 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors, the Company’s Current Report on Form 8-K/A filed on March 11, 2020 under the heading Risk Factors, and the Company’s Form 424B3 prospectus filed on April 23, 2020 under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•a loss of contracts with the U.S. federal government or its agencies or other state, local or foreign governments or agencies, including as a result of a reduction in government spending;
•service failures or failures to properly manage projects;
•issues that damage our professional reputation;
•disruptions in or changes to prices of our supply chain, including from difficulties in the supplier qualification process;

•failures on the part of our subcontractors or joint venture partners to perform their contractual obligations;
•failures to maintain strong relationships with other contractors;
•the impact of a negative audit or other investigation;
•failure to comply with numerous laws and regulations regarding procurement, anti-bribery and organizational conflicts of interest;
•inability to comply with the laws and other security requirements governing access to classified information;
•inability to share information from classified contracts with investors;
•the impact of implementing various data privacy and cybersecurity laws;
•costs and liabilities arising under various environmental laws and regulations;
•various claims, litigation and other disputes that could be resolved against PAE;
•delays, contract terminations or cancellations caused by competitors’ protests of major contract awards received by us;
•risks from operating internationally;
•disruptions caused by natural or environmental disasters, terrorist activities or other events outside our control;
•the impact of public health crises, such as the coronavirus (COVID-19);
•issues arising from cybersecurity threats or intellectual property infringement claims;
•the loss of members of senior management;
•the inability to attract, train or retain employees with the requisite skills, experience and security clearances;
•the impact of the expiration of our collective bargaining agreements; and
•other risks and uncertainties described in this Form 10-Q, including under the section entitled “Risk Factors,” and described in our other filings with the SEC.
There may be other factors that may cause the Company’s actual results to differ materially from those expressed in these forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements that may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.
Stockholders of the Company should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q.
This MD&A generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the quarter ended March 31, 2019 are those of Shay Holdings and its subsidiaries, and the financial information and data for the quarter ended March 29, 2020 includes the financial information and data of Shay Holdings and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated for the period subsequent to the Closing. See “Note 1 – Description of Business” and “Note 6 – Business Combinations and Acquisitions” for additional information.
We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at https://investors.pae.com/financials-and-filings/sec-filings as soon as practicable after such reports are available on the

SEC’s website at www.sec.gov. The SEC’s website contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We periodically provide other information for investors on our corporate website, www.pae.com, and our investor relations website, https://investors.pae.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts. The information contained on the websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Business Overview
PAE is a leading, highly diversified, global company that provides a broad range of operational solutions and outsourced services to meet the critical, enduring needs of the U.S. government, other allied governments, international organizations and companies. PAE merges technology with advanced business practices to deliver faster, smarter and more efficient managed services. Whether clients require high-profile support to operate the largest U.S. embassies around the world or need technical solutions for programs that monitor bioterrorism agents, PAE delivers for its customers. PAE leverages its scale, 65 years of experience and talented global workforce of approximately 20,000 to provide the essential services PAE’s clients need to tackle some of the world’s toughest challenges.
Basis of Presentation
PAE provides integrated support solutions, including defense and military readiness, diplomacy, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), allied foreign governments, and international organizations such as the United Nations.
PAE’s operations are organized into two reportable segments, Global Mission Services (“GMS”) and National Security Solutions (“NSS”).
•The GMS segment generates revenues through contracts under which PAE provides customers with logistics and stability operations, force readiness and infrastructure management.
•The NSS segment generates revenues through contracts under which PAE provides customers with counter-threat solutions, intelligence solutions and information optimization.
Segment performance is based on consolidated revenues and consolidated operating income. For additional information regarding PAE’s reportable segments, refer to "Note 16 - Segment Reporting” of the notes to PAE’s condensed consolidated financial statements.

Factors Affecting PAE’s Operating Results
Business Combinations and Acquisitions
Business Combination

Merger Consideration
As described in “Note 1 - Description of the Business” and “Note 6 - Business Combinations and Acquisitions” of the notes to the condensed consolidated financial statements, the Company completed the Business Combination on February 10, 2020. Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid for the Business Combination was approximately $1,427.0 million. The consideration paid to the Shay Stockholders consisted of a combination of cash and stock consideration. The aggregate cash consideration paid to the Shay Stockholders at the Closing was approximately $424.2 million, consisting of (a) approximately $408.0 million of cash available to Gores III from its trust account, after giving effect to income and franchise taxes payable in respect of interest income earned in the trust account and redemptions that were elected by Gores III’s public stockholders, plus (b) all of Gores III’s other cash and cash equivalents, plus (c) gross proceeds of approximately $220.0 million from a private placement offering conducted by Gores III in which investors purchased an aggregate of 23,913,044 shares of Class A Common Stock for $9.20 per share, less (d) certain transaction fees and expenses, including the payment of deferred underwriting commissions agreed to at the time of Gores III’s initial public offering, less (e) certain payments to participants in the 2016 Participation Plan, less (f) approximately $136.5 million used to repay a portion of the indebtedness of Shay immediately prior to the Closing, less (g) approximately $33.8 million of transaction fees and expenses of Shay. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock.
In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders will be entitled to receive additional Earn-Out Shares of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event. See “Note 11 - Stockholders’ Equity - Earn-Out Agreement” of the notes to the condensed consolidated financial statements for additional information.
Incentive Plan
For a discussion on the 2020 Incentive Plan refer to ”Note 12 - Stock-Based Compensation” of the notes to the condensed consolidated financial statements.

Debt
In connection with the Business Combination, Shay was required to amend its existing credit facilities and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the transaction the outstanding balance on the Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

Financial and Other Highlights
From December 31, 2019 to March 29, 2020, PAE’s overall contract backlog grew by 1.0% from $6,351.8 million to $6,388.3 million, of which $1,163.7 million was funded. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See "Note 4 - Revenues" of the notes to the condensed consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	March 29,	December 31,
	2020	2019
Global Mission Services:
Funded GMS backlog	$904,871	$1,173,196
Unfunded GMS backlog	3,850,641	3,393,081
Total GMS backlog	$4,755,512	$4,566,277
National Security Solutions:
Funded NSS backlog	$258,828	$311,214
Unfunded NSS backlog	1,373,985	1,474,309
Total NSS backlog	$1,632,813	$1,785,523
Total:
Funded backlog	$1,163,699	$1,484,410
Unfunded backlog	5,224,626	4,867,390
Total backlog	$6,388,325	$6,351,800
As of March 29, 2020, PAE had a contract base of more than 400 active contracts and task orders. PAE served as the prime contractor on approximately 96% of its contracts. The DoD and DoS are PAE’s largest customers and accounted for 36.8% and 19.5% of its revenue during the three months ended March 29, 2020, respectively. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 32%, 28%, 14%, and 14% of its revenue, respectively. PAE’s long-tenured contracts have created a recurring base business with its top revenue-generating contracts having a weighted average contract length of greater than 7 years, as of March 29, 2020. We believe that revenue from these long-running contracts will continued to be secure as PAE’s contracts are predominately funded from stable portions of the DoD budget with little dependence on wartime or emergency overseas contingency operations funding.

Trends and Factors Affecting PAE’s Future Performance
External Factors
Because PAE’s business primarily focuses on providing services to the U.S. Government and allied nations and organizations, PAE’s performance is inherently linked to governmental missions and goals. We have concentrated our business efforts on those missions and goals that are enduring and that have limited exposure to abrupt policy changes. For example, PAE has supported U.S. embassies since the 1970s. We are also trusted by our customers to support them on major policy initiatives that require immediate response to solve an acute crisis. Examples of this work include our rapid establishment and operation of Ebola treatment units in Liberia in 2015 and our work this year on behalf of the state of Georgia in converting a convention center to a COVID-19 treatment center in less than one week.
Over most of the last two decades, the U.S. Government has increased its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. Government has been driven by a variety of factors, including lean-government initiatives launched in the 1990s, surges in demand during times of national crisis, the increased complexity of missions conducted by the U.S. military and the DoS, increased focus of the U.S. military on war-fighting efforts and loss of skills within the government caused by workforce reductions and retirements.
Although the size of future U.S. Government department and agency budgets remains subject to change, current indications are that overall U.S. Government spending will remain consistent with current spending levels. PAE believes the following industry trends will result in continued strong demand in the target markets for the types of services it provides:
•the continued transformation of military forces, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot level maintenance;
•an increased level of coordination between the DoS and DoD on key national security initiatives and foreign policies;
•increased maintenance, overhaul and upgrade needs to support aging military platforms; and
•the on-going evolution of international relations that may require enhanced or new policy initiatives.
Current Economic Conditions
PAE believes that its industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. PAE’s contract awards typically extend to five years, including options, and it has a strong history of being awarded a majority of these contract options. Additionally, since PAE’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables. However, PAE cannot be certain that the economic environment, government debt levels, or other factors will not adversely impact its business, financial condition or results of operations in the future. The government has taken several financial precautions and measures to combat the current financial market conditions. The Company cannot ascertain the impact that these economic conditions may have on its business.
Impact of COVID-19
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. Specifically, we are working closely with our customers, including those within the U.S. Government, to permit continued contract performance and to mitigate the impact of the current COVID-19 pandemic on our operations and personnel. We continue to review our contractual provisions, hold discussions with customers regarding the pandemic’s potential impact on contract operations, and take actions to reduce the impact of COVID-19 on our business, workforce, supply chain, revenues, and results of operations. We are continuing to monitor the impact of the pandemic and other related uncertainties on financial markets, which has caused us to delay undertaking certain actions in support of our strategic plans. In response to COVID-19, we have taken a number of steps to ensure the protection of employees and customers, as well as to mitigate any operational and financials impacts. In particular, we are:
•Implementing enhanced safety protocols, including at customer sites, in order to protect our employees and customers and to maintain continuity of operations;
•Monitoring on a daily basis the COVID-19 status of employees and independent contractors;
•Reviewing on a daily basis the impact of COVID-19 on programs, facilities and contracts with customers;
•Reducing overhead costs by among other things delaying planned hiring and by cancelling travel that is not directly related to program requirements;
•Developing contingency and business continuity plans in case COVID-19 disruptions increase or key personnel become incapacitated;
•Identifying new business opportunities related to COVID-19, including expanded service offerings for existing customers;
•Entering into contract modifications and advance agreements where applicable to permit recovery of costs relating to COVID-19; and
•Engaging in frequent and ongoing dialogue and contract negotiations with customers to either:
◦Permit PAE employees to continue to work safely (including remotely); or,
◦Permit PAE to be reimbursed the costs of paid leave for employees who are unable to work (as provided by Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).
Due to the nature of our business, and although our operations have been disrupted by the COVID-19 pandemic, the impact has not been material to date. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by the CARES Act, which allows U.S. government agencies to reimburse contractors such as us for paid leave for employees who cannot access work sites or telework. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.

Although COVID-19 has had an adverse effect on our results of operations for the first quarter of 2020, we do not currently expect that such impact will be material to our full year results based on information known to us at this time. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the pandemic will have a materially adverse impact on such awards.
Our liquidity position has not been materially impacted, and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations where we and our suppliers operate, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future.
Inflation and Pricing
Most of PAE’s contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in its contracts are normally considered reimbursable at cost. PAE’s property and equipment consists principally of computer systems equipment, machinery and transportation equipment, leasehold improvements, and furniture and fixtures. PAE does not expect the overall impact of inflation on replacement costs of its property and equipment to be material to its future results of operations or financial condition.
Primary Components of Operating Results
Revenues
The majority of PAE’s revenues are generated from contracts with the U.S. Government and its agencies. PAE enters into a variety of contract types, including fixed price, cost reimbursable, and time and materials contracts.
Cost of revenues
Cost of revenues includes costs related to labor, material, subcontract labor and other costs that are allowable and allocable to contracts under federal procurement standards.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily consist of (i) fringe benefits related to the contract costs; (ii) salaries and wages plus associated fringe benefits and occupancy costs related to executive and senior management, business development, bid and proposal, contracts administration, finance and accounting, human resources, recruiting, information systems support, legal and corporate governance; and (iii) unallowable costs under applicable procurement standards that are not allocable to contracts for billing purposes. Unallowable costs do not generate revenue but are necessary for business operations.

Results of Operations
Comparison of Results for the Three Months Ended March 29, 2020 (unaudited) and March 31, 2019 (unaudited) (in thousands):

	Three Months Ended			Percent
	March 29,	March 31,	Dollar	Change
	2020	2019	Change	%

Revenues	$617,253	$673,484	$(56,231)	(8.3)

Cost of revenues	465,208	517,159	(51,951)	(10.0)
Selling, general and administrative expenses	137,326	135,035	2,291	1.7
Amortization of intangible assets	8,047	8,657	(610)	(7.0)
Total operating expenses	610,581	660,851	(50,270)	(7.6)

Program (loss) profit	6,672	12,633	(5,961)	(47.2)
Other income, net	785	1,720	(935)	(54.4)

Operating income	7,457	14,353	(6,896)	(48.0)
Interest expense, net	(20,948)	(22,660)	1,712	(7.6)
Loss before income taxes	(13,491)	(8,307)	(5,184)	62.4
Benefit from income taxes	(8,714)	(3,147)	(5,567)	176.9
Net loss	(4,777)	(5,160)	383	(7.4)
Noncontrolling interest in earnings of ventures	166	559	(393)	(70.3)
Net loss attributed to PAE Incorporated	$(4,943)	$(5,719)	$776	(13.6)
Revenues
Revenues for the three months ended March 29, 2020, decreased by approximately $56.2 million, or 8.3%, from the comparable period in 2019. The decrease was attributable to timing related impacts on billable materials and task orders for incremental labor, the recompete loss of certain contracts, and an approximate $14.0 million impact from COVID-19. The decrease was partially offset by an increase in on-contract growth and new business programs. The GMS and NSS segment revenues decreased by approximately $47.0 million and $9.2 million, respectively.
Cost of revenues
Cost of revenues for the three months ended March 29, 2020, decreased by approximately $52.0 million, or 10.0%, from the comparable period in 2019. The decrease in cost of revenues was primarily driven by lower non-labor volumes.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended March 29, 2020, increased by approximately $2.3 million, or 1.7%, from the comparable period in 2019. The increase in Selling, general and administrative expenses was primarily driven by transaction related expenses.
Amortization of intangible assets
Amortization of intangible assets for the three months ended March 29, 2020, decreased by approximately $0.6 million, or 7.0%, from the comparable period in 2019. The reduction was associated with amortizing certain customer relationships, development technologies, and trade names.
Other income, net
Other income, net for the three months ended March 29, 2020, decreased by approximately $(0.9) million, from the comparable period in 2019.
Operating Income
Operating income for the three months ended March 29, 2020, decreased by approximately $6.7 million, from the comparable period in 2019. The decrease resulted from lower revenue volume partially offset by a corresponding reduction in cost of revenues, and increased transaction-related selling, general and administrative expenses.
Interest expense, net
Interest expense, net for the three months ended March 29, 2020, decreased by approximately $1.7 million, or 7.6%, from the comparable period in 2019. This decrease was primarily driven by debt prepayments made in the first quarter of 2020.
Net loss
Net loss attributed to PAE Incorporated for the three months ended March 29, 2020 was $4.9 million compared with a net loss attributed to PAE Incorporated of approximately $5.8 million in the comparable period in 2019. The decrease in net loss for the three months ended March 29, 2020, was primarily driven by factors impacting operating income.

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended March 29, 2020 (Unaudited), and March 31, 2019 (Unaudited) (in thousands):

	March 29, 2020		March 31, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$457,444	74.1	$504,480	74.9
NSS	159,809	25.9	169,004	25.1
Headquarters/Other	—	—	—	—
Consolidated revenues	$617,253	100.0	$673,484	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$12,603	2.0	$25,792	3.8
NSS	4,367	0.7	(786)	(0.1)
Headquarters/Other	(9,513)		(10,653)
Consolidated operating income	$7,457		$14,353

Global Mission Services Segment Results
Revenues
Revenues for the three months ended March 29, 2020, decreased by $47.0 million, or 9.3%, from the comparable period in 2019. This decrease was partially attributable to timing-related impacts on billable materials and task orders for incremental labor and partially as a result of an approximate $12 million impact from COVID-19. The decrease was partially offset by an increase in on-contract growth and new programs.
Operating Income
Operating income for the three months ended March 29, 2020 decreased by $13.2 million from the comparable period in 2019. This decrease was primarily from lower revenue and increases in selling, general and administrative expenses.
National Security Solutions Segment Results
Revenues
Revenues for the three ended March 29, 2020 decreased by $9.2 million, or 5.4%, from the comparable period in 2019. This decrease was partially driven by the loss of certain recompete contracts and partially as a result of an approximate $2.0 million impact from COVID-19. This decrease was partially offset by an increase in on-contract growth and new programs.

Operating Income
Operating income for the three months ended March 29, 2020 increased by $5.2 million from the comparable period in 2019. The increase was primarily due to losses incurred by PAE ISR LLC in the first quarter of 2019. PAE sold substantially all the assets of PAE ISR LLC in the fourth quarter of 2019. This favorable impact of this action on the first quarter 2020’s operating income was partially offset by increased cost of revenues.
Liquidity and Capital Resources
As of March 29, 2020, PAE had cash and cash equivalents totaling $99.8 million and $103.9 million of availability under its Revolving Credit Facility.

As of December 31, 2019, PAE had cash and cash equivalents totaling $68.0 million and $121.8 million of availability under its Revolving Credit Facility.

PAE’s primary sources of liquidity are cash flow from operations and borrowings under its credit facilities to provide capital necessary for financing working capital requirements, capital expenditures and making selective strategic acquisitions.

PAE expects the combination of its current cash, cash flow from operations, and the available borrowing capacity under its Revolving Credit Facility to be sufficient to continue to meet its normal working capital requirements, capital expenditures and other cash requirements. However, significant increases or decreases in revenues, accounts receivable, accounts payable, and merger and acquisition activity can affect PAE’s liquidity. PAE’s accounts receivable and accounts payable levels can be affected by changes in the level of contract work it performs, by the timing of large materials purchases, and subcontractor efforts used in its contracts. Government funding delays can cause delays in PAE’s ability to invoice for revenues earned, presenting a potential negative impact on liquidity.
In connection with the Business Combination, Shay was required to amend its existing credit facilities and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the transaction the outstanding balance on the Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

See “Note 10 - Debt” of the notes to the condensed consolidated financial statements for further information on the terms and availability of PAE’s credit facilities.

Cash Flows Analysis
Comparison of Results for the Fiscal Year Ended for the Three Months Ended March 29, 2020 (Unaudited), and March 31, 2019 (Unaudited) (in thousands):

	Three Months Ended
	March 29,	March 31,	Dollar
	2020	2019	Change
Net cash provided by operating activities	$10,913	$39,363	$(28,450)
Net cash used in investing activities	(404)	(3,614)	3,210
Net cash provided by (used in) financing activities	21,534	(43,700)	65,234
Effect of exchange rate changes on cash and cash equivalents	(288)	(458)	170
Net increase in cash and cash equivalents	$31,755	$(8,409)	$40,164

Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 29, 2020 decreased by $28.4 million primarily as a result of an increase in accounts payable and accrued salaries, offset by reduced accounts receivable.
Net cash used in investing activities
Cash used in investing activities for the three months ended March 29, 2020 improved by $3.2 million from the comparable period in 2019, primarily driven by lower expenditures for property and equipment.
Net cash provided by (used in) financing activities
Cash provided by financing activities for the three months ended March 29, 2020 was $21.3 million, an increase of $65.2 million from the comparable period in 2019. The increase was primarily driven by the Recapitalization, partially offset by prepayment of the Second Lien Term Loan.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	March 29,	December 31,
	2020	2019
First Term Loan	$506,772	$506,772
Second Term Loan	128,784	265,329
Revolving Credit Facility	—	—
Total debt	635,556	772,101
Unamortized discount and debt issuance costs	(17,064)	(22,164)
Total debt, net of discount and debt issuance costs	618,492	749,937
Less current maturities of long-term debt	(22,894)	(22,007)
Total long-term debt, net of current	$595,598	$727,930

The Company’s borrowing arrangement provides for borrowings up to $506.7 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “First Term Loan”), $265.3 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “Second Term Loan”), and $150 million under a revolving credit facility dated October 26, 2016, as amended (the “Revolving Credit Facility,” and together with the First Term Loan and the Second Term Loan, the “Credit Agreements”). Principal and interest are due quarterly on the First Term Loan and interest is only due quarterly on the Second Term Loan. The maturity date of the First Term Loan is October 20, 2022. For the Second Term Loan the maturity date is October 20, 2023. For the Company’s Revolving Credit Facility the maturity date is October 20, 2021.
In connection with the Business Combination, Shay was required to amend its existing credit facilities and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the transaction the outstanding balance on the Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

The Credit Agreements require the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios.
The Credit Agreements also contain various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.
PAE was in compliance with the financial covenants under the Credit Agreements as of March 29, 2020, see “Note 10 - Debt” of the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
PAE has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. PAE also has letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in "Note 10 - Debt" of the notes to the condensed consolidated financial statements.

PAE has entered into various arrangements to provide architectural, engineering, program management, construction management and operations and maintenance services. The ownership percentage of these ventures is typically representative of the work to be performed or the amount of risk assumed by each venture partner. Some of these ventures are considered variable interest entities. PAE has consolidated all ventures over which it has control. For all others, PAE’s portion of the earnings are recorded in equity in earnings of ventures. See "Note 9 - Consolidated Variable Interest Entities" of the notes to the condensed consolidated financial statements.

PAE does not believe that it has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Recently Issued Accounting Pronouncements
For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on PAE’s condensed consolidated financial statements, see "Note 3 - Recent Accounting Pronouncements" of the notes to the condensed consolidated financial statements.
Critical Accounting Policies
PAE’s MD&A is based upon its consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires the use of estimates and assumptions which affect the reported amounts in the consolidated financial statements. Due to the size and nature of many of PAE’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Actual results may differ from PAE’s management’s estimates.

PAE has identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on its results of operations or financial condition.

•Revenue Recognition
•Goodwill and Indefinite-Lived Intangibles
•Income Taxes

Revenue Recognition

The majority of PAE’s revenues are generated from contracts with the U.S. Government and its agencies. PAE enters into a variety of contract types, including fixed price, cost reimbursable, and time and materials contracts.

PAE accounts for a contract when it has been approved by all parties in the arrangement, the rights of the parties and payment terms are identified, and collectability of consideration is probable. At contract inception, PAE identifies distinct goods or services promised in the contract, referred to as performance obligations, and then determines the transaction price for the contract.

PAE’s contracts contain promises to provide distinct goods or services to its customers. These represent separate performance obligations and units of account. PAE’s management evaluates whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single arrangement at the outset of the contract. Most of PAE’s contracts consist of providing a complex set of interrelated goods and services that together provide a single deliverable or solution to the customer, and accordingly are accounted for as a single performance obligation. PAE also may engage with a customer on a contract where multiple distinct goods or services may be provided. In such circumstance, multiple performance obligations exist, and PAE would allocate the contract’s transaction price to the individual performance obligations based on estimated relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which PAE forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service promised.

Revenue is recognized when, or as, the performance obligation is satisfied. For substantially all of PAE’s contracts, PAE satisfies its performance obligations over time as its customer simultaneously receives and consumes benefits. Revenue is recognized over time when there is a continuous transfer of control to the customer.

For U.S. Government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work in process. When control is transferred over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, PAE uses judgment to determine if an input measure or output measure best depicts the transfer of control over time.

For services contracts, performance obligations are typically satisfied as services are rendered and PAE uses a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. If a contract does not meet the criteria for recognizing revenue over time, revenue is recognized at the point in time when control of the good or service is transferred to the customer. Control is considered to have transferred when PAE has a right to payment and the customer has legal title.

PAE reviews the progress and execution of performance obligations under the estimate at completion process. As part of this process, PAE reviews information including, but not limited to, key contract terms and conditions, program schedule, progress towards completion, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. PAE must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of PAE’s contracts.

Goodwill and Indefinite-Lived Intangibles

PAE evaluates goodwill for potential impairment annually on the first day of the fourth quarter or if an event occurs or circumstances change that indicate that the fair value of a reportable segment may have fallen below its carrying value. The evaluation includes comparing the fair value of each of the reportable segments using a discounted cash flow methodology, or other fair value measures as considered appropriate in the circumstances, to its net book value, including goodwill. If the net book value exceeds the fair value, PAE will measure impairment by comparing the derived fair value of goodwill to its’ carrying value, and any impairment is recorded in the current period.

During the fourth quarter of 2019, PAE performed the annual qualitative impairment test for both of its reportable segments and noted that no impairment existed. There were no events or circumstances during the three months ended March 29, 2020 indicating that the carrying value of goodwill was not recoverable. The Company has considered the implications of COVID-19 as they relate to the carrying value of goodwill and indefinite-lived assets. Although COVID-19 has had an adverse effect on our results of operations for the first quarter of 2020, we do not currently expect that such impact will be material to our full year results based on information known at this time. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the pandemic will have a materially adverse impact on such awards. Our liquidity position has not been materially impacted, and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations where we and our suppliers operate, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future.

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. PAE accounts for tax contingencies in accordance with ASC 740-10- 25, Income Taxes – Recognition (Topic 740). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. PAE’s effective tax rate will be higher due to establishment of valuation allowance on the disallowed interest expense. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense for financial reporting purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
There have not been any material changes to the Company’s market risk since December 31, 2019. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Exhibit 99.2 of the Company’s Current Report on Form 8-K/A filed with the SEC on March 11, 2020.
Item 4. Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Internal Control over Financial Reporting
During the most recently completed fiscal quarter, the Company has made changes to certain internal controls to reflect the new operations of PAE as a result of the Business Combination.

Part II. Other Information
Item 1. Legal Proceedings
PAE is involved in various legal proceedings, government audits, investigations, claims and disputes that arise in the normal course of business, including those related to employment matters, contractual relationships and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying or unspecified amounts. In addition, awards of government contracts may be protested at the U.S. Government Accountability Office or the U.S. Court of Federal Claims; and conversely, PAE may from time to time protest awards made to other companies.
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
Item 1A. Risk Factors
For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading "Risk Factors" in our prospectus on Form 424B3, filed with the SEC on April 23, 2020, File No. 333-236468 (the “Prospectus”). Except as modified below, there have been no other changes in the Company’s risk factors from those disclosed in the Prospectus.
We face various risks related to public health crises, such as the coronavirus (“COVID-19”), that could disrupt PAE’s business and result in loss of revenue or higher expenses.
Our operations face risks related to public health crises, such as the global outbreak of coronavirus disease 2019 (“COVID-19”) and other pandemics and epidemics. The COVID-19 virus has spread to over 100 countries, including the United States, and the World Health Organization has classified the COVID-19 outbreak as a pandemic. The ability of our personnel to work effectively and travel and the continued adequacy of our supply chains have been adversely impacted by the pandemic and responses thereto, such as the travel restrictions resulting from the COVID-19 virus. Additionally, as a result of COVID-19, we have experienced, and expect that we will experience in the future, delays, or partial reductions or full suspensions of contract work, which could result in a decrease of revenue and have a material adverse impact on our business. We have experienced increased medical, housing, facility cleaning, and other costs due to quarantine requirements imposed by various jurisdictions and exposure of our personnel to pandemics such as the COVID-19 virus. In addition, the resulting volatility in the global capital markets could, among other things, restrict our access to capital and/or increase our cost of capital. At this time, we cannot predict the impact of the COVID-19 pandemic or the duration of time that the pandemic and its impacts will last, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Current Economic Conditions – Impact of COVID-19” for additional discussion of management’s assessment of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information

On May 5, 2020, the Company entered into an employment agreement (the “Employment Agreement”) with each of John E. Heller, Charles D. Peiffer, Paul W. Cobb, Jr., Patricia M.C. Munchel, Rene Moline and Charles A. Anderson (the “Executives”). Each Employment Agreement was approved by the Compensation Committee of the Company’s Board of Directors (the “Committee”). A summary description of the Employment Agreements is set forth below. The terms of the Employment Agreements are identical, except to the extent indicated below.
Each Employment Agreement sets forth the applicable Executive’s current position and provides for an annual base salary, a target (and maximum) annual performance bonus as a percentage of annual base salary, eligibility to participate in the Company’s equity plan and any employee benefit plan maintained by the Company for the benefit of its employees generally and severance benefits upon certain qualifying terminations of employment, as described in more detail below.
Position; Base Salary; Annual Bonus

Each Employment Agreement includes the Executive’s position, annual base salary, and target (and maximum) annual bonus as a percentage of annual base salary as follows:

•Mr. Heller is employed as our President and Chief Executive Officer with an annual base salary equal to $732,009.12, a target annual bonus equal to 100% of base salary, and a maximum annual bonus equal to 200% of base salary.

•Mr. Peiffer is employed as our Executive Vice President and Chief Financial Officer with an annual base salary equal to $537,601.68, a target annual bonus equal to 75% of base salary, and a maximum annual bonus equal to 200% of base salary.

•Mr. Cobb is employed as our Executive Vice President, General Counsel and Secretary with an annual base salary equal to $400,545.10, a target annual bonus equal to 75% of base salary and a maximum annual bonus equal to 200% of base salary.

•Ms. Munchel is employed as our Executive Vice President & Chief Human Resources Officer with an annual base salary equal to $329,725.00, a target annual bonus equal to 60% of base salary, and a maximum annual bonus equal to 200% of base salary.

•Mr. Moline is employed as our President, National Security Solutions with an annual base salary equal to $325,000.00, a target annual bonus equal to 75% of base salary and a maximum annual bonus equal to 200% of base salary.

•Mr. Anderson is employed as our President, Global Mission Services with an annual base salary equal to $412,000.00, a target annual bonus equal to 75% of base salary and a maximum annual bonus equal to 200% of base salary.

Severance

Severance upon Termination without Cause or for Good Reason

Each Employment Agreement provides for the following payments in the event the Company terminates the Executive’s employment without “Cause” or if the Executive resigns for “Good Reason,” each as defined in each Employment Agreement, subject to the Executive’s execution of an effective release of claims in favor of the Company: (a) severance equal to the sum of the Executive’s then current annual base salary and the average bonus paid to the Executive for the three fiscal years prior to the year in which the Executive’s termination occurs, payable in equal installments over the 12 month period following the Executive’s termination of employment (the “Severance Period”); (b) a prorated annual bonus for the fiscal year in which the termination occurs, based on actual performance (the “Pro-Rated Bonus”); (c) reimbursement of the Executive’s health insurance premiums during the Severance Period; (d) monthly cash payments (including reimbursement for taxes) to permit the Executive to purchase life insurance coverage at the same benefit level and cost as provided to active senior management employees of the Company during the Severance Period; and (e) reasonable outplacement services for 12 months.

Severance upon Death or Disability

In the event the Executive’s employment terminates as a result of the Executive’s death or disability, the Executive will be entitled to receive the Pro-Rated Bonus.

Other Terms and Provisions

The Employment Agreements include non-competition, non-solicitation of employees and customer restrictions, and other customary restrictive covenants.

The Employment Agreements provide that if any payments or benefits provided to the Executive would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed under Section 4999 of the Code, the payments or benefits will be reduced by the amount required to avoid the excise tax, if such reduction would give the Executive a better after-tax result than if he or she received the full payments and benefits and paid the excise tax.

Term of the Employment Agreements

The initial term of each Employment Agreement is two years, which term will automatically renew for subsequent one-year terms unless either party provides notice of non-renewal at least 60 days prior to the end of the then-current term. If the Company provides notice of non-renewal, the Executive will have the right to terminate his or her employment for Good Reason and receive the severance payments and benefits described above.

The foregoing description of each of the Employment Agreements is hereby qualified in its entirety by reference to the full text of each of the Employment Agreements, which are filed herewith as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 under Item 6 of Part II of this Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

3.2	Amended and Restated Bylaws of PAE Incorporated (filed as Exhibit 3.2 to the Registration Statement on Form S-1/A of the Company on April 3, 2020 and incorporated herein by reference).

10.1*	Employment Agreement between PAE Incorporated and John E. Heller

10.2*	Employment Agreement between PAE Incorporated and Charles D. Peiffer

10.3*	Employment Agreement between PAE Incorporated and Paul W. Cobb, Jr.

10.4*	Employment Agreement between PAE Incorporated and Patricia M.C. Munchel

10.5*	Employment Agreement between PAE Incorporated and Rene Moline

10.6*	Employment Agreement between PAE Incorporated and Charles A. Anderson

10.7*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement

10.8*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Cliff Vested)

10.9*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Ratably Vested)

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2020	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Executive Vice President & Chief Financial Officer