Form 10-Q
period 2020-06-28
PAE Inc
filed 2020-08-06
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2020
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

The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 92,040,654.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains our condensed consolidated financial statements for the three-month and six-month periods ended June 28, 2020.

We were originally incorporated in Delaware on October 23, 2017 under the name “Gores Holdings III, Inc.” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Stock Market (“Nasdaq”).

On February 10, 2020 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores Holdings III, Inc. (“Gores III”), EAP Merger Sub, Inc. (“First Merger Sub”), EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation (“Shay”), and Platinum Equity Advisors, LLC (in its capacity as the Stockholder Representative, the “Stockholder Representative”) (the “Merger Agreement”), as more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2020, and the amendment thereto filed on March 11, 2020. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Shay (as it existed immediately prior to the Second Merger, as such term is defined in the Merger Agreement) and its subsidiaries, changed our name from “Gores Holdings III, Inc.” to “PAE Incorporated”, and changed the trading symbols of our Class A Common Stock and warrants on Nasdaq from “GRSH” and “GRSHW,” to “PAE” and “PAEWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Form 10-Q, including in “Part I, Item 1. Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three-month and six-month periods ended June 30, 2019 are those of Shay and its subsidiaries, and for the three-month and six-month periods ended June 28, 2020, the financial information includes the financial information of Shay and its subsidiaries for the period prior to the Closing and the financial information of PAE Incorporated and its subsidiaries for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” of the Notes to the condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “PAE,” the “Company,” “we,” “us,” and “our” refer to PAE Incorporated and its consolidated subsidiaries taken as a whole.

PAE Incorporated
Form 10-Q
For the Quarterly Period Ended June 28, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Revenues	$643,303	$695,607	$1,260,556	$1,369,091

Cost of revenues	496,678	540,772	961,886	1,057,931
Selling, general and administrative expenses	105,451	126,438	242,777	261,474
Amortization of intangible assets	8,047	8,196	16,094	16,853
Total operating expenses	610,176	675,406	1,220,757	1,336,258

Program profit	33,127	20,201	39,799	32,833
Other income, net	1,168	5,958	1,954	7,678

Operating income	34,295	26,159	41,753	40,511
Interest expense, net	(13,757)	(21,617)	(34,705)	(44,277)
Income (loss) before income taxes	20,538	4,542	7,048	(3,766)
Expense (benefit) from income taxes	3,752	1,153	(4,961)	(1,994)
Net income (loss)	16,786	3,389	12,009	(1,772)
Noncontrolling interest in earnings of ventures	765	715	931	1,274
Net income (loss) attributed to PAE Incorporated	$16,021	$2,674	$11,078	$(3,046)

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.17	$0.13	$0.15	$(0.14)
Diluted	$0.17	$0.13	$0.15	$(0.14)

Weighted average shares outstanding:
Basic	92,044,098	21,127,823	75,890,028	21,127,823
Diluted	92,787,379	21,127,823	76,273,931	21,127,823
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019

Net income (loss)	$16,786	$3,389	$12,009	$(1,772)

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	59	(415)	(917)	(125)
Other, net	142	421	424	843
Other comprehensive income (loss)	201	6	(493)	718

Comprehensive income (loss)	16,987	3,395	11,516	(1,054)
Comprehensive income attributed to noncontrolling interests	284	643	781	1,225
Comprehensive income (loss) attributed to PAE Incorporated	$16,703	$2,752	$10,735	$(2,279)
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	June 28,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$138,469	$68,035
Accounts receivable, net	432,185	442,180
Prepaid expenses and other current assets	45,676	43,549
Total current assets	616,330	553,764

Property and equipment, net	26,841	30,404
Deferred income taxes, net	12,017	3,212
Investments	17,848	17,925
Goodwill	409,588	409,588
Intangible assets, net	164,370	180,464
Operating lease right-of-use assets, net	154,375	162,184
Other noncurrent assets	9,663	13,758
Total assets	$1,411,032	$1,371,299

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$107,154	$124,661
Accrued expenses	128,992	102,315
Customer advances and billings in excess of costs	70,695	51,439
Salaries, benefits and payroll taxes	135,177	130,633
Accrued taxes	14,614	18,488
Current portion of long-term debt, net	22,969	22,007
Operating lease liabilities, current portion	38,946	36,997
Other current liabilities	31,457	30,893
Total current liabilities	550,004	517,433

Long-term debt, net	589,828	727,930
Long-term operating lease liabilities	118,452	129,244
Other long-term liabilities	7,415	8,601
Total liabilities	1,265,699	1,383,208

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of June 28, 2020 and December 31, 2019, respectively	9	2
Additional paid-in capital	245,815	101,743
Accumulated deficit	(134,293)	(145,371)
Accumulated other comprehensive loss	(628)	(134)
Total PAE Incorporated stockholders' equity	110,903	(43,760)
Noncontrolling interests	34,430	31,851
Total liabilities and stockholders’ equity	$1,411,032	$1,371,299
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated	Total
					Other	PAE Incorporated		Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Income	Equity	Interests	Equity
Balance at December 31, 2018	282,047	$3	$101,742	$(95,562)	$(2,138)	$4,045	$27,440	$31,485
Retrospective application of the capitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2018	21,127,823	2	101,743	(95,562)	(2,138)	4,045	27,440	31,485
Net (loss) income	—	—	—	(5,719)	—	(5,719)	559	(5,160)
Other comprehensive income, net	—	—	—	—	712	712	—	712
Equity contributions from venture partners	—	—	—	—	—	—	1,350	1,350
Balance at March 31, 2019	21,127,823	2	101,743	(101,281)	(1,426)	(962)	29,349	28,387
Net income	—	—	—	2,674	—	2,674	715	3,389
Other comprehensive income, net	—	—	—	—	6	6	—	6
Net contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050
Distributions to venture partners and other	—	—	—	—	—	—	(742)	(742)
Balance at June 30, 2019	21,127,823	$2	$101,743	$(98,607)	$(1,420)	$1,718	$33,372	$35,090

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)
(In thousands, except share data)

					Accumulated	Total
					Other	PAE Incorporated		Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Income	Equity	Interests	Equity
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the capitalization	20,845,776	(1)	1			—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net (loss) income	—	—	—	(4,943)	—	(4,943)	166	(4,777)
Other comprehensive loss, net	—	—	—	—	(695)	(695)		(695)
Distributions to venture partners and other	—	—	—	—	—	—	152	152
Equity contributions from venture partners	—	—	13	—	—	13	—	13
Equity infusion from Gores III	46,999,787	5	364,773	—	—	364,778	—	364,778
Private placement	23,913,044	2	219,998	—	—	220,000	—	220,000
Payment to Shay Stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at Balance at March 29, 2020	92,040,654	9	262,284	(150,314)	(829)	111,150	32,169	143,319
Net income	—	—	—	16,021	—	16,021	765	16,786
Other comprehensive income, net	—	—	—	—	201	201	—	201
Distributions to venture partners and other	—	—	—	—	—	—	(443)	(443)
Equity contributions from venture partners	—	—	—	—	—	—	1,939	1,939
Equity infusion from Gores III	—	—	—	—	—	—	—	—
Private placement	—	—	—	—	—	—	—	—
Working capital adjustment to Shay Stockholders	—	—	(20,169)	—	—	(20,169)	—	(20,169)
Stock-based Compensation	—	—	3,700	—	—	3,700	—	3,700
Balance at June 28, 2020	92,040,654	$9	$245,815	$(134,293)	$(628)	$110,903	$34,430	$145,333
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 28,	June 30,
	2020	2019
Operating activities
Net income (loss)	$12,009	$(1,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,072	6,301
Amortization of intangible assets	16,094	16,853
Amortization of debt issuance cost	7,821	4,082
Stock-based compensation	3,700	—
Net undistributed income from unconsolidated ventures	(1,739)	(2,184)
Deferred income taxes, net	(13,295)	(372)
Other non-cash activities, net	404	3,324
Changes in operating assets and liabilities, net:
Accounts receivable, net	9,607	28,396
Accounts payable	(17,547)	11,278
Accrued expenses	6,358	(5,166)
Customer advances and billings in excess of costs	19,282	26,297
Salaries, benefits and payroll taxes	4,310	9,845
Inventories, net	2,415	(2,051)
Prepaid expenses and other current assets	(3,256)	(545)
Other current and noncurrent liabilities	(5,101)	(9,580)
Investments	1,701	1,769
Other noncurrent assets	11,600	(9,951)
Accrued taxes	(3,847)	(4,601)
Net cash provided by operating activities	55,588	71,923
Investing activities
Expenditures for property and equipment	(1,597)	(5,633)
Other investing activities, net	37	2,042
Net cash used in investing activities	(1,560)	(3,591)
Financing activities
Net contributions from noncontrolling interests	1,950	5,400
Borrowings on long-term debt	60,468	69,319
Repayments on long-term debt	(204,464)	(136,821)
Payments of debt issuance costs	(964)	—
Recapitalization from merger with Gores III	605,713	—
Payment of underwriting and transaction costs	(27,267)	—
Distribution to selling stockholders	(419,548)	—
Other financing activities, net	(292)	(742)
Net cash provided by (used in) financing activities	15,596	(62,844)
Effect of exchange rate changes on cash and cash equivalents	810	(1,205)
Net increase in cash and cash equivalents	70,434	4,283
Cash and cash equivalents at beginning of period	68,035	50,954
Cash and cash equivalents at end of period	$138,469	$55,237

Supplemental cash flow information
Cash paid for interest	$23,278	$39,538
Cash paid for taxes	$2,796	$4,897
Supplemental non-cash financing activities
Working capital adjustment payable to Shay Stockholders	$20,169	$—
See accompanying notes to condensed consolidated financial statements

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

On February 10, 2020 (the “Closing Date”), the Company completed the previously announced business combination (the “Business Combination”) in which Shay Holding Corporation (“Shay”) was acquired by Gores III. The transaction was completed in a multi-step process pursuant to which Shay ultimately merged with and into a wholly-owned subsidiary of Gores III, with the Gores III subsidiary continuing as the surviving company. As a result of the Business Combination, each share of common stock of Shay was cancelled and converted into the right to receive a portion of the consideration payable in connection with the transaction and Gores III acquired Shay (as it existed immediately prior to the Second Merger, as such term is defined in the Merger Agreement) and its subsidiaries. Additionally, the stockholders of Shay as of immediately prior to the transaction hold a portion of the common stock of the Company.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer).

Accordingly, as of the Closing Date, Shay’s historical results of operations replaced Gores III’s historical results of operations for periods prior to the Business Combination and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for periods following the Closing Date. See Note 6 - “Business Combinations and Acquisitions” for additional information.

PAE provides a wide variety of integrated support solutions, including defense and military readiness, diplomacy, intelligence support, business process outsourcing, counter-terrorism solutions, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), the National Aeronautics and Space Administration (“NASA”), Department of Homeland Security, intelligence community agencies and other civilian agencies, as well as allied foreign governments and international organizations such as the United Nations.

The Company’s operations are organized into the following two reportable segments:

•Global Mission Services (“GMS”): GMS provides infrastructure and logistics management, international logistics and stabilization support, and aircraft and vehicle readiness and sustainment support. The segment focuses on customer relationships with DoD, DoS, NASA, United Nations, and other government agencies for work both in the United States and outside of the United States.

•National Security Solutions (“NSS”): NSS provides counter-threat solutions, business process outsourcing, adjudication support services and full life cycle support for complex legal matters. NSS focuses on customer relationships in the areas of intelligence, defense and security, and with civilian agencies.

The Company separately presents the costs associated with certain corporate functions as “Corporate”, which primarily include costs that are not reimbursed by the Company’s U.S. Government customers.
2. Significant Accounting Principles and Policies
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In management’s opinion, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which are filed as Exhibit 99.3 to the Company’s Form 8-K/A filed with the SEC on March 11, 2020.

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business processes,and therefore the closing of books and records for the second quarter was on June 28, 2020 and June 30, 2019, respectively. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

The condensed consolidated financial statements include the accounts of PAE Incorporated and subsidiaries and ventures in which the Company owns more than 50% or otherwise controls. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

These consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions, including assumptions to determine the fair value of acquired assets and liabilities, recoverability of long-lived assets, goodwill, valuation allowances on deferred taxes, inputs used in stock based compensation and anticipated contract costs and revenues utilized in the earnings recognition process, which affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the size and nature of many of the Company’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Actual results may differ from management’s estimates.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in the Company’s Form 8-K/A filed with the SEC on March 11, 2020, other than Accounts Receivable, net and Net Income (Loss) Per Share as described below.
Accounts Receivable, net

Amounts billed and due from customers are recorded as billed receivables within accounts receivable, net on the condensed consolidated balance sheets. Generally, customer accounts are due within 30 to 45 days of billings. The Company recognizes an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The Company assesses its overall allowance for credit losses at least on a quarterly basis. Prior to the implementation of the allowance for credit losses the Company recorded adjustments to an allowance for doubtful accounts when collectability was uncertain.

Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing the net income (loss) allocable to stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period.
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
4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended June 28, 2020
	GMS	NSS	Total
DoD	$204,634	$62,096	$266,730
Other U.S. government agencies	260,714	49,434	310,148
Commercial and non-U.S. customers	42,506	23,919	66,425
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
DoD	$392,240	$129,275	$521,515
Other U.S. government agencies	510,660	120,156	630,816
Commercial and non-U.S. customers	62,398	45,827	108,225
Total	$965,298	$295,258	$1,260,556

	Three Months Ended June 30, 2019
	GMS	NSS	Total
DoD	$214,657	$56,713	$271,370
Other U.S. government agencies	281,154	93,742	374,896
Commercial and non-U.S. customers	30,214	19,127	49,341
Total	$526,025	$169,582	$695,607

	Six Months Ended June 30, 2019
	GMS	NSS	Total
DoD	$415,059	$115,464	$530,523
Other U.S. government agencies	555,266	182,952	738,218
Commercial and non-U.S. customers	60,179	40,171	100,350
Total	$1,030,504	$338,587	$1,369,091
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended June 28, 2020
	GMS	NSS	Total
Cost-reimbursable	$299,906	$34,288	$334,194
Fixed-price	158,247	53,693	211,940
Time and materials	49,701	47,468	97,169
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
Cost-reimbursable	$565,986	$71,192	$637,178
Fixed-price	320,285	122,650	442,935
Time and materials	79,027	101,416	180,443
Total	$965,298	$295,258	$1,260,556

	Three Months Ended June 30, 2019
	GMS	NSS	Total
Cost-reimbursable	$304,688	$23,481	$328,169
Fixed-price	175,592	72,080	247,672
Time and materials	45,745	74,021	119,766
Total	$526,025	$169,582	$695,607

	Six Months Ended June 30, 2019
	GMS	NSS	Total
Cost-reimbursable	$595,379	$45,703	$641,082
Fixed-price	350,991	148,594	499,585
Time and materials	84,134	144,290	228,424
Total	$1,030,504	$338,587	$1,369,091
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended June 28, 2020
	GMS	NSS	Total
United States	$277,536	$133,875	$411,411
International	230,318	1,574	231,892
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
United States	$526,446	$292,014	$818,460
International	438,852	3,244	442,096
Total	$965,298	$295,258	$1,260,556

	Three Months Ended June 30, 2019
	GMS	NSS	Total
United States	$261,413	$167,923	$429,336
International	264,612	1,659	266,271
Total	$526,025	$169,582	$695,607

	Six Months Ended June 30, 2019
	GMS	NSS	Total
United States	$521,501	$335,707	$857,208
International	509,003	2,880	511,883
Total	$1,030,504	$338,587	$1,369,091

Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of June 28, 2020 and December 31, 2019 was $1,260.0 million and $1,640.0 million, respectively.
The Company expects to recognize approximately 95.2% and 4.8% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.

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
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	June 28,	December 31,
	2020	2019
Contract assets	$297,146	$295,103
Contract liabilities	$70,695	$51,439
The increase in contract assets of $2.0 million during the six-month period ended June 28, 2020 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.
The increase in contract liabilities of $19.3 million during the six-month period ended June 28, 2020 was primarily due to the timing of advance payments from customers partially offset by revenue recognized during the period.
During the three-month and six-month periods ended June 28, 2020, the Company recognized $1.1 million and $33.4 million, respectively, relating to amounts that were included in the beginning balance of contract liabilities. During the three-month and six-month periods ended June 30, 2019, the Company recognized $4.5 million and $16.6 million, respectively, relating to amounts that were included in the beginning balance of contract liabilities.

6. Business Combinations and Acquisitions
As described in Note 1- “Description of Business”, the Business Combination was consummated on February 10, 2020. For financial accounting and reporting purposes under U.S. GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. Under this method of accounting, Gores III (“legal acquirer”) is treated as the acquired entity and Shay (legal acquiree) is deemed to have issued common stock for the net assets and equity of Gores III consisting of mainly cash, accompanied by simultaneous equity recapitalization of Shay (“Recapitalization”). The net assets of Gores III are stated at historical cost, and accordingly the equity and net assets of Shay have not been adjusted to fair value. Consequently, the consolidated assets, liabilities and results of operations of Shay are the historical financial statements of PAE Incorporated and the Gores III assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Shay beginning on the Closing Date. Shares and earnings per share information prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Recapitalization.
Other than professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores III, Shay and the stockholders of the respective companies. The aggregate proceeds paid to the Shay Stockholders on the Closing Date was approximately $424.2 million. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock of PAE Incorporated, par value $0.0001 per share (“Class A Common Stock”).

In addition to the foregoing consideration paid on the Closing Date, former stockholders of Shay are entitled to receive additional Earn-Out Shares from PAE of up to an aggregate of 4,000,000 shares of Class A Common Stock if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination. See Note 11 - “Stockholders’ Equity - Earn-Out Agreement” for additional information.

The Company also has certain warrants issued by Gores III that remain outstanding after the Business Combination. See Note 11 - “Stockholders’ Equity - Warrants” for further information about the warrants.

In connection with the Business Combination, the Company recorded $20.9 million, net of tax as a reduction to additional paid in capital related to the transaction costs. These costs were directly attributable to the Recapitalization.

During the second quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company determined that a post-closing adjustment payment was due to the Shay Stockholders. As a result of such determination, the Company recorded a $20.2 million liability and an adjustment to additional paid-in capital in the Company’s condensed consolidated balance sheets as of June 28, 2020.

7. Accounts Receivable, net
The components of Accounts receivable, net consisted of the following as of the dates presented (in thousands):

	June 28,	December 31,
	2020	2019
Billed receivables	$136,904	$148,747
Unbilled receivables	297,146	295,103
Less allowance for credit losses	(1,865)	(1,670)
Total accounts receivables, net	$432,185	$442,180

As of June 28, 2020 approximately 91.7% of the Company’s accounts receivable are with the U.S. government.

8. Goodwill and Intangible Assets, net
Goodwill
Based on management’s assessment of goodwill, there was no impairment or change for the three-month and six-month periods ended June 28, 2020.
The Company considered the implications of COVID-19 as it relates to goodwill and indefinite-lived assets fair value. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and six-month periods ended June 28, 2020. Since the Company’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables and management does not foresee issues collecting receivables in the foreseeable future. In addition, the Company’s contract awards typically extend to at least five years, including options, and it has a strong history of being awarded a majority of these contract options. Management does not anticipate that the pandemic will have a materially adverse impact on such options. The Company’s liquidity position has not been materially impacted, and management continues to believe that the Company has adequate liquidity to fund its operations and meet its debt service obligations for the foreseeable future. Based on management’s assessment there has been no impact to goodwill and indefinite-lived assets fair value due to the implications of COVID-19.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	June 28, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(132,107)	$154,793
Technology	1,700	(1,700)	—
Trade name	16,900	(7,323)	9,577
Total	$305,500	$(141,130)	$164,370

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(116,923)	$169,977
Technology	1,700	(1,700)	—
Trade name	16,900	(6,413)	10,487
Total	$305,500	$(125,036)	$180,464
As of the six-month period ended June 28, 2020, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.2 and 5.5 years, respectively. As of the year-ended December 31, 2019, customer relationships and trade name had weighted average remaining useful lives of 7.9 and 6.0 years, respectively.
During the three-month and six-month periods ended June 28, 2020 amortization expense was approximately $8.0 million and $16.1 million, respectively. During the three-month and six-month periods ended June 30, 2019, amortization expense was approximately $8.2 million and $16.9 million, respectively.

Estimated amortization expense in future years is expected to be:

As of
June 28, 2020
Remainder of 2020	$16,094
2021	31,824
2022	31,775
2023	24,565
2024	20,490
Thereafter	39,622
Total	$164,370

9. Consolidated Variable Interest Entities
The Company has entered into ventures and investments that allow it to participate in projects in areas where it is advantageous or required by law to partner with a local organization.
The Company is the majority shareholder and primary beneficiary of PAE (New Zealand) Limited, ATOM Training Limited, PAE-Perini LLC, Syncom Space Services LLC, PAE-SGT Partners LLC, and accordingly, these entities are consolidated. As the primary beneficiary, the Company has a risk and obligation to absorb any losses significant to the VIE and the power, through voting rights or similar rights, to direct the activities that could impact economic performance of the VIE. The use of the assets of the VIEs to settle the Company’s obligations is subject to the approval of the managing body of each VIE.
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	June 28,	December 31,
	2020	2019
Assets
Total assets	$132,384	$127,742

Liabilities and equity
Total liabilities	$78,327	$80,151
Total equity	54,057	47,591
Total liabilities and equity	$132,384	$127,742
The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Income statements
Revenues	$94,454	$89,789	$181,644	$153,049
Cost of revenues	76,634	71,552	145,159	121,954
Selling, general and administrative expenses	15,864	21,438	33,881	39,727
Total operating expenses	92,498	92,990	179,040	161,681
Program income (loss)	1,956	(3,201)	2,604	(8,632)
Other (income) expense, net	840	(500)	(209)	(854)
Net income (loss)	$2,796	$(3,701)	$2,395	$(9,486)

10. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	June 28,	December 31,
	2020	2019
First Term Loan	$499,320	$506,772
Second Term Loan	128,783	265,329
Revolving Credit Facility	—	—
Total debt	628,103	772,101
Unamortized discount and debt issuance costs	(15,306)	(22,164)
Total debt, net of discount and debt issuance costs	612,797	749,937
Less current maturities of long-term debt	(22,969)	(22,007)
Total long-term debt, net of current	$589,828	$727,930

Credit Agreements
The Company’s borrowing arrangement provides for current borrowings up to $499.3 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “First Term Loan”), $128.8 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “Second Term Loan”), and $150.0 million under a revolving credit facility dated October 26, 2016, as amended (the “Revolving Credit Facility,” and together with the First Term Loan and the Second Term Loan, the “Credit Agreements”). Principal and interest are due quarterly on the First Term Loan and interest only is due quarterly on the Second Term Loan. The maturity date of the First Term Loan is October 20, 2022. For the Second Term Loan the maturity date is October 20, 2023. For the Company’s Revolving Credit Facility the maturity date is October 20, 2021.
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
The Company was in compliance with the financial covenants under the Credit Agreements as of June 28, 2020 and December 31, 2019, respectively.
Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
June 28, 2020
Remainder of 2020	$22,358
2021	29,810
2022	447,152
2023	128,783
2024	—
Thereafter	$—
Total	$628,103
As of June 28, 2020 and December 31, 2019, the available borrowing capacity under the Revolving Credit Facility was approximately $83.5 million and $121.8 million, respectively.
Interest Rates on Credit Agreements
The interest rate per annum applicable to amounts borrowed under the First Term Loan is equal to either the Base Rate (as defined below) or the LIBO Rate (as defined below), in either case, plus (i) 4.5% in the case of the Base Rate loans and (ii) 5.5% in the case of LIBO Rate loans.
The interest rate per annum applicable to amounts borrowed under the Second Term Loan is equal to either the Base Rate or the LIBO Rate, in either case, plus (i) 8.5% in the case of the Base Rate loans and (ii) 9.5% in the case of LIBO Rate loans.
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
The interest rate per annum applicable to the Revolving Credit Facility is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of June 28, 2020 and December 31, 2019, the applicable interest rate on the amounts borrowed under the First Term Loan was 6.5% and 7.4%, respectively. As of June 28, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the Second Term Loan was 10.5% and 11.4%, respectively.

As of June 28, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the Revolving Credit Facility was 4.0% and 5.8%, respectively.
In addition, the interest rate on our term loan borrowings and revolving loan borrowings is based on the London Interbank Offered Rate (“LIBOR” or “LIBO Rate”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The consequences of the discontinuance of the LIBOR benchmark cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
Letters of Credit

The Company had 11 outstanding letters of credit for program and insurance requirements totaling approximately $21.2 million as of both June 28, 2020 and December 31, 2019.

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
Warrants

As of June 28, 2020, there were warrants outstanding to acquire 19,999,985 shares of our Class A Common Stock including: (i) 13,333,319 warrants sold as part of the public units issued in our

IPO on September 11, 2018 (the “Public Warrants”), and (ii) 6,666,666 warrants issued or transferred to our former sponsor in a private placement on the IPO closing date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Company currently has an effective registration statement on Form S-1 relating to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Common Stock issuable upon the exercise of the outstanding Public Warrants, and (ii) 6,666,666 shares of its Class A Common Stock issuable upon exercise of the Private Placement Warrants.
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
Any transactions related to the Warrants are recorded within the stockholders’ equity section of the Company’s condensed consolidated financial statements. However, the issuance of shares pursuant to the exercise of these warrants is contingent upon the share price reaching $11.50. Therefore, share activity related to such warrants will not be recorded until such time as the contingency has been met.
Earn-Out Agreement
In connection with the Business Combination, stockholders of Shay immediately prior to the transaction (which stockholders consisted of certain affiliates of Platinum Equity, LLC and members of PAE management (the “Shay Stockholders”)) will be entitled to receive up to an aggregate of 4,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) if at any time during the five-year period following the Closing Date (the “Earn-Out Period”) the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq (or the exchange which shares of Class A Common Stock are then listed) for a period of at least 10 days out of 20 consecutive trading days (the “Common Share Price”) exceeds certain thresholds, described below.
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
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the three-month and six-month periods ended June 28, 2020.
Any transactions related to Earn-Out Shares are recorded within the stockholders’ equity section of the Company’s condensed consolidated financial statements. Earn-Out Shares will be recognized as stock dividends and recorded at fair value as an increase in accumulated deficit (or reduction of retained earnings) and as an increase in Common Stock and Additional Paid-in Capital when they are effectively declared by virtue of a Triggering Event being achieved.

12. Stock-Based Compensation
2016 Participation Plan
On May 23, 2016, the Company adopted the Pacific Architects and Engineers Incorporated 2016 Participation Plan (the “2016 Participation Plan”). The purpose of the 2016 Participation Plan was to provide incentive compensation to key employees by granting performance units (“Units”). The Units were valued on the date of grant by the compensation committee of the pre-Business Combination company. Participants in the Plan were entitled to receive compensation for their Units in the event a qualifying event occurs. In connection with the Business Combination, which was a qualifying event, the 2016 Participation Plan was terminated effective immediately prior to the Closing Date and, in exchange for a release of claims relating to the plan, plan participants received payments totaling approximately $17.4 million. The $17.4 million was paid out during the three-month ended March 29, 2020, and was recorded as compensation expense.
2020 Incentive Plan
Prior to the closing of the Business Combination, the Gores III Board of Directors and stockholders approved the PAE Incorporated 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted units (RSUs) and other stock or cash-based awards.
Restricted Stock Units
During the three-month period ended June 28, 2020, the Company issued 2,141,273 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. In addition, the Company issued 35,875 RSUs to its three independent directors in connection with their annual compensation as directors. RSUs cliff vest in accordance with their respective service period or grade vest on an anniversary date, subject to the terms of the grant agreements and the 2020 Incentive Plan.

The Company recognized $3.5 million in share-based compensation costs related to RSUs during the three-month and six-month periods ended June 28, 2020. Forfeitures are recognized in compensation costs when those occur.
Activity related to RSUs during the six-months ended June 28, 2020 is as follows:

	As of June 28, 2020
		Weighted-Average
		Grant Date
Restricted Stock Unit	Shares	Fair Value
Balance at December 31, 2019	—	$—
Granted	2,177,148	7.07
Vested	(26,116)	10.65
Forfeited	—	—
Balance at June 28, 2020	2,151,032	$7.29

The Company issued 330,303 performance-based restricted stock units (“PSUs”) to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These PSUs earn out over a 3-year performance period, subject to the terms of the grant agreements and the 2020 Incentive Plan. The vesting of PSUs is contingent on the achievement of performance goals stated in the agreement, such as revenue growth, weighted at 50%, and EBITDA margin, weighted at 50%. Compensation costs are recognized when the performance conditions are satisfied or likely to be satisfied. The Company recognized $0.2 million in PSUs compensation costs during the three-month and six-month periods ended June 28, 2020. Forfeitures are recognized in compensation costs when those occur.

Activity related to PSUs during the six months ended June 28, 2020 is as follows:

	As of June 28, 2020
		Weighted-Average
		Grant Date
Performance-based Restricted Stock Unit	Shares	Fair Value
Balance at December 31, 2019	—	$—
Granted	330,303	8.04
Vested	—	—
Forfeited	—	—
Balance at June 28, 2020	330,303	$8.04

13. Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing the net income (loss) attributed to stockholders by weighted average number of common shares outstanding during period presented. Diluted income (loss) per share is determined by adjusting the weighted average number of shares of common stock and common stock equivalents outstanding for the dilutive effect of common stock equivalents for the periods presented.
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019

Numerator:
Net income (loss) attributed to PAE Incorporated	$16,021	$2,674	$11,078	$(3,046)

Denominator:
Basic weighted average shares	92,044,098	21,127,823	75,890,028	21,127,823
Diluted weighted average shares	92,787,379	21,127,823	76,273,931	21,127,823

Basic income (loss) per share	$0.17	$0.13	$0.15	$(0.14)
Diluted income (loss) per share	$0.17	$0.13	$0.15	$(0.14)

The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of Warrants in the calculation of diluted net income (loss) per share for the three-month and six-month periods ended June 28, 2020. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net (loss) income per share for the three-month and six-month periods ended June 28, 2020. The condition for the issuance of these shares is based on weighted average closing sale price of the Company’s Class A Common Stock and such condition had not been met as of June 28, 2020.
Unvested RSUs and PSUs will not impact the calculation of basic earnings per share (“EPS”) until vested, in which case they would be included in the total weighted average numbers of shares. All potential dilutive securities, which include unvested RSUs, are included in the diluted EPS calculation. Unvested PSUs are included in the calculation of diluted EPS to the extent that the performance criteria have been achieved.
14. Leases
At June 28, 2020, the Company had right-of-use (“ROU”) assets, net of $154.4 million and lease liabilities of $157.4 million recorded on the condensed consolidated balance sheet.

The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the three-month and six-month periods ended June 28, 2020, the Company recognized operating lease costs of approximately $14.3 million and $28.4 million, respectively.
The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

As of
June 28, 2020
Remainder of 2020	$20,344
2021	39,437
2022	34,047
2023	30,160
2024	22,030
Thereafter	51,674
Total future minimum lease payments	197,692
Less imputed interest	40,294
Present value of minimum lease payments	157,398
Less current maturities of lease liabilities	38,946
Long-term lease liabilities	$118,452
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 6.95 years and 7.3%, respectively, at June 28, 2020.
The Company made cash payments of approximately $10.6 million and $21.2 million for operating leases for the three-month and six-month periods ended June 28, 2020, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.
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

16. Segment Reporting
The Company's operations and reportable segments are organized around the nature of the services and products provided to customers. The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), currently its President and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

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

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Revenues
GMS	$507,854	$526,025	$965,298	$1,030,504
NSS	135,449	169,582	295,258	338,587
Corporate	—	—	—	—
Total revenues	$643,303	$695,607	$1,260,556	$1,369,091

Operating income
GMS	$31,537	$25,276	$44,140	$51,067
NSS	7,725	3,974	12,092	3,187
Corporate	(4,967)	(3,091)	(14,479)	(13,743)
Total operating income	$34,295	$26,159	$41,753	$40,511

Amortization of intangible assets
GMS	$4,115	$4,140	$8,231	$8,399
NSS	3,932	4,056	7,863	8,454
Corporate	—	—	—	—
Total amortization of intangible assets	$8,047	$8,196	$16,094	$16,853

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
17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheets as of June 28, 2020.

Advisory Services

During the six-month period ended June 28, 2020 and twelve month ended December 31, 2019, the Company recognized management fees, transaction and advisory fees, and expenses of approximately $15.8 million and $5.1 million, respectively. As a result of the Business Combination $15.0 million was grouped with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses. The amount of $5.1 million was recorded in selling, general and administrative expenses for the period ended December 31, 2019.

These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC.
18. Income Taxes
The Company’s provision for income tax expense (benefits) were approximately $3.8 million, and $(5.0) million and its effective income tax rates were 18.3% and (70.4)% for the three-month and six-month periods ended June 28 2020, respectively. The Company’s provision for income tax expense (benefits) were approximately $1.2 million and $(2.0) million and its effective income tax rates were 25.4% and 52.9% for the three-month and six-month periods ended June 30, 2019 respectively.

The provision for income taxes for the period ended June 28, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII’), increased prior year interest expense deduction under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), nontaxable income and settlement of foreign taxes offset by disallowed compensation deduction under Section 162(m) and disallowed transaction costs. The provision for income taxes for the period ended June 30, 2019 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to a disallowed interest deduction, non-deductible settlement paid to the U.S. Government, non-deductible goodwill and the effect of foreign operations offset by a benefit from foreign derived intangible income.

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

In particular, under the CARES Act, for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. As of June 28, 2020, the Company estimated that the tax benefit on increased 2019 interest expense deduction related to the CARES Act is approximately $3.6 million. The Company is expecting to defer $35.0 million of employer share Social Security tax under the CARES Act that will be paid equally by December 31, 2021 and 2022. We are in the process of analyzing the different aspects of the CARES Act to determine whether any other specific provision may impact the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020, the Company’s Current Report on Form 8-K/A filed with the SEC on March 11, 2020, the Form 424B3 prospectus filed with the SEC on April 23, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, the MD&A compares the three-month and six-month periods ended June 28, 2020 to the three-month and six-month periods ended June 30, 2019.
This Quarterly Report on Form 10-Q of PAE contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act’). These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in the MD&A. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and variations of such words or similar expressions, or the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
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
•disruptions caused by social unrest, including related protests or disturbances;
•the impact of public health crises, such as COVID-19;
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
This MD&A generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the three-month and six-month periods ended June 30, 2019, are those of Shay Holdings and its subsidiaries, and the financial information and data for the three-month and six-month periods ended June 28, 2020 includes the financial information and data of Shay Holdings and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” for additional information.

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
Basis of Presentation
PAE provides a wide variety integrated support solutions, including defense and military readiness, diplomacy, intelligence support, business process outsourcing, counter-terrorism solutions, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), the National Aeronautics and Space Administration (“NASA”), Department of Homeland Security, intelligence community agencies and other civilian agencies, as well as allied foreign governments and international organizations such as the United Nations.
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

Segment performance is based on consolidated revenues and consolidated operating income. For additional information regarding PAE’s reportable segments, refer to Note 16 - “Segment Reporting” of the notes to PAE’s condensed consolidated financial statements.
Factors Affecting PAE’s Operating Results
Business Combinations and Acquisitions
Business Combination

Merger Consideration
As described in Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” of the notes to the condensed consolidated financial statements, the Company completed the Business Combination on February 10, 2020. Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid for the Business Combination was approximately $1,427.0 million. The consideration paid to the Shay Stockholders consisted of a combination of cash and stock consideration. The aggregate cash consideration paid to the Shay Stockholders at the Closing was approximately $424.2 million, consisting of (a) approximately $408.0 million of cash available to Gores III from its trust account, after giving effect to income and franchise taxes payable in respect of interest income earned in the trust account and redemptions that were elected by Gores III’s public stockholders, plus (b) all of Gores III’s other cash and cash equivalents, plus (c) gross proceeds of approximately $220.0 million from a private placement offering conducted by Gores III in which investors purchased an aggregate of 23,913,044 shares of Class A Common Stock for $9.20 per share, less (d) certain transaction fees and expenses, including the payment of deferred underwriting commissions agreed to at the time of Gores III’s initial public offering, less (e) certain payments to participants in the 2016 Participation Plan, less (f) approximately $136.5 million used to repay a portion of the indebtedness of Shay immediately prior to the Closing, less (g) approximately $33.8 million of transaction fees and expenses of Shay. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock.
In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders will be entitled to receive additional Earn-Out Shares of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event. See Note 11 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the condensed consolidated financial statements for additional information.
During the second quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company determined that a post-closing adjustment payment was due to the Shay Stockholders. As a result of such determination, the Company recorded a $20.2 million liability and an adjustment to additional paid-in capital in the Company’s condensed consolidated balance sheets as of June 28, 2020.

Incentive Plan
For a discussion on the 2020 Incentive Plan refer to Note 12 - “Stock-Based Compensation” of the notes to the condensed consolidated financial statements.

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
Financial and Other Highlights
From December 31, 2019 to June 28, 2020, PAE’s overall contract backlog decreased by 1.4% from $6,351.8 million to $6,265.6 million, of which $1,240.6 million was funded. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the condensed consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	June 28,	December 31,
	2020	2019
Global Mission Services:
Funded GMS backlog	$970,554	$1,173,196
Unfunded GMS backlog	3,771,073	3,393,081
Total GMS backlog	$4,741,627	$4,566,277
National Security Solutions:
Funded NSS backlog	$270,065	$311,214
Unfunded NSS backlog	1,253,905	1,474,309
Total NSS backlog	$1,523,970	$1,785,523
Total:
Funded backlog	$1,240,619	$1,484,410
Unfunded backlog	5,024,978	4,867,390
Total backlog	$6,265,597	$6,351,800

As of June 28, 2020, PAE had a contract base of more than 469 active contracts and task orders. PAE served as the prime contractor on approximately 96.3% of its contracts. The DoD and DoS are PAE’s largest customers and accounted for 37.4% and 18.4% of its revenue during the six-month period ended June 28, 2020, respectively and 36.3% and 24.7% of its revenue during the six-month period ended June 30, 2019, respectively. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 32.8%, 28.9%, 14.9%, and 11.6% of its revenue, respectively during the six-month period ended June 28, 2020. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 34.9%, 25.1%, 15.3%, and 15.2% of its revenue, respectively during the six-month period ended June 30, 2019.
PAE’s long-tenured contracts have created a recurring base business with its top revenue-generating contracts having a weighted average contract length of greater than 7.72 years, as of June 28, 2020. We believe that revenue from these long-running contracts will continue to be secure as PAE’s contracts are predominately funded from stable portions of the U.S. Government budget with little dependence on wartime or emergency overseas contingency operations funding.
Trends and Factors Affecting PAE’s Future Performance
External Factors
PAE’s business primarily focuses on providing services to the U.S. Government and allied nations and organizations; PAE’s performance is inherently linked to governmental missions and goals. We have concentrated our business efforts on those missions and goals that are enduring and that have limited exposure to abrupt policy changes. For example, PAE has supported U.S. embassies since the 1970s. We are also trusted by our customers to support them on major policy initiatives that require immediate response to solve an acute crisis. Examples of this work include our rapid establishment and operation of Ebola treatment units in Liberia in 2015 and our work this year on behalf of the state of Georgia in converting a convention center to a COVID-19 treatment center in less than one week.
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
Current Economic Conditions
PAE believes that its industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. PAE’s contract awards typically extend to five years, including options, and it has a strong history of being awarded a majority of these contract options. Additionally, since PAE’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables. However, PAE cannot be certain that the economic environment, government debt levels, or other factors will not adversely impact its business, financial condition or results of operations in the future. The government has taken several financial precautions and measures to combat the current financial market conditions, including in response to the COVID-19 pandemic.
Impact of COVID-19
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. Specifically, we are working closely with our customers, including those within the U.S. Government, to permit continued contract performance and to mitigate the impact of the current COVID-19 pandemic on our operations and personnel. We continue to review our contractual provisions, hold discussions with customers regarding the pandemic’s potential impact on contract operations, and take actions to reduce the impact of COVID-19 on our business, workforce, supply chain, revenues, and results of operations. We are continuing to monitor the impact of the pandemic and other related uncertainties on financial markets, which has caused us to delay undertaking certain actions in support of our strategic plans. In response to COVID-19, we have taken a number of steps to ensure the protection of employees and customers, as well as to mitigate any operational and financials impacts. In particular, we are:
•Implementing enhanced health and safety protocols, including at customer sites, in order to protect our employees and customers and to maintain continuity of operations;
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
COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and six-month periods ended June 28, 2020. Although our operations have been disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through September 30, 2020. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.
COVID-19 related costs for us and our subcontractors could be significant, and we are seeking reimbursement of such costs under our U.S. Government contracts through a combination of contract actions and reimbursement of costs under Section 3610 of the CARES Act. Reimbursement of any costs under Section 3610 is not expected to include profit or fee. Costs for employees whose jobs cannot be performed remotely may not be fully recoverable under our contracts. We also have no assurance that Congress will appropriate funds to cover the reimbursement of contractors authorized by the CARES Act.
Management expects that the impact of COVID-19 will be marginally unfavorable on our full year results based on information known to us at this time. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the pandemic will have a materially adverse impact on such awards.
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

Results of Operations
Comparison of Results for the Three Months Ended June 28, 2020 (unaudited) and June 30, 2019 (unaudited) (in thousands):

	Three Months Ended			Percent
	June 28,	June 30,	Dollar	Change
	2020	2019	Change	%

Revenues	$643,303	$695,607	$(52,304)	(7.5)

Cost of revenues	496,678	540,772	(44,094)	(8.2)
Selling, general and administrative expenses	105,451	126,438	(20,987)	(16.6)
Amortization of intangible assets	8,047	8,196	(149)	(1.8)
Total operating expenses	610,176	675,406	(65,230)	(9.7)

Program profit (loss)	33,127	20,201	12,926	64.0
Other income, net	1,168	5,958	(4,790)	(80.4)

Operating income	34,295	26,159	8,136	31.1
Interest expense, net	(13,757)	(21,617)	7,860	(36.4)
Income before income taxes	20,538	4,542	15,996	352.2
Expense from income taxes	3,752	1,153	2,599	225.4
Net income	16,786	3,389	13,397	395.3
Noncontrolling interest in earnings of ventures	765	715	50	7.0
Net income attributed to PAE Incorporated	$16,021	$2,674	$13,347	499.1

Revenues
Revenues for the three-month period ended June 28, 2020, decreased by approximately $52.3 million, or 7.5%, from the comparable period in 2019. The decrease was attributable to a $58.5 million impact from COVID-19, of which approximately $40.4 million was non-labor, and $18.1 million was labor, which was partially offset by a $6.2 million net increase in contract volume and new business programs. The GMS and NSS segment revenues decreased by approximately $18.2 million and $34.1 million, respectively.

Cost of revenues
Cost of revenues for the three-month period ended June 28, 2020, decreased by approximately $44.1 million, or 8.2%, from the comparable period in 2019. The decrease in cost of revenues was primarily driven by lower revenue volume offset by lower non-labor volumes.
Selling, general and administrative expenses
Selling, general and administrative expense for the three-month period ended June 28, 2020, decreased by approximately $21.0 million, or 16.6%, from the comparable period in 2019. The decrease in selling, general and administrative expenses was primarily driven by lower indirect expenses, and the sale of substantially all the assets of PAE ISR LLC in 2019.
Amortization of intangible assets
Amortization of intangible assets for the three-month period ended June 28, 2020, decreased by approximately $0.1 million, or 1.8%, from the comparable period in 2019. The reduction was associated with amortizing certain customer relationships, development technologies, and trade names.
Other income, net
Other income, net for the three-month period ended June 28, 2020, decreased by approximately $4.8 million, from the comparable period in 2019. The decrease is primarily due to a one-time contract reserve write-off in 2019.
Operating income
Operating income for the three-month period ended June 28, 2020, increased by approximately $8.1 million, from the comparable period in 2019. The increase resulted from lower selling, general, and administrative expenses, and increased volume on higher margin programs, partially offset by lower revenue volume.
Interest expense, net
Interest expense, net for the three-month period ended June 28, 2020, decreased by approximately $7.9 million, or 36.4%, from the comparable period in 2019. This decrease was driven by the reduction of debt year over year.
Net income
Net income attributed to PAE for the three-month period ended June 28, 2020 was $16.0 million compared with a net income attributed to PAE of approximately $2.7 million in the comparable period in 2019. The increase in net income for the three-month period ended June 28, 2020, was primarily driven by factors impacting operating income and lower interest expenses, which was driven by a reduction in debt year over year.

Comparison of Results for the Six Months Ended June 28, 2020 (unaudited) and June 30, 2019 (unaudited) (in thousands):

	Six Months Ended			Percent
	June 28,	June 30,	Dollar	Change
	2020	2019	Change	%

Revenues	$1,260,556	$1,369,091	$(108,535)	(7.9)

Cost of revenues	961,886	1,057,931	(96,045)	(9.1)
Selling, general and administrative expenses	242,777	261,474	(18,697)	(7.2)
Amortization of intangible assets	16,094	16,853	(759)	(4.5)
Total operating expenses	1,220,757	1,336,258	(115,501)	(8.6)

Program profit (loss)	39,799	32,833	6,966	21.2
Other income, net	1,954	7,678	(5,724)	(74.6)

Operating income	41,753	40,511	1,242	3.1
Interest expense, net	(34,705)	(44,277)	9,572	(21.6)
Income (loss) before income taxes	7,048	(3,766)	10,814	(287.1)
Benefit from income taxes	(4,961)	(1,994)	(2,967)	148.8
Net income (loss)	12,009	(1,772)	13,781	(777.7)
Noncontrolling interest in earnings of ventures	931	1,274	(343)	(26.9)
Net income (loss) income attributed to PAE Incorporated	$11,078	$(3,046)	$14,124	(463.7)
Revenues
Revenues for the six-month period ended June 28, 2020, decreased by approximately $108.5 million, or 7.9%, from the comparable period in 2019. The decrease was attributable to a $72.0 million impact from COVID-19, of which approximately $49.7 million was non-labor, and $22.3 million was labor, and by a $36.5 million net decrease in contract volume and new business programs. The GMS and NSS segment revenues decreased by approximately $65.2 million and $43.3 million, respectively.
Cost of revenues
Cost of revenues for the six-month period ended June 28, 2020, decreased by approximately $96.0 million, or 9.1%, from the comparable period in 2019. This decrease in cost of revenues was attributable to lower revenue volume offset by lower non-labor volumes.

Selling, general and administrative expenses
Selling, general and administrative expense for the six-month period ended June 28, 2020, decreased by approximately $18.7 million, or 7.2%, from the comparable period in 2019. This decrease in selling, general and administrative expenses was primarily driven by lower revenue volume.
Amortization of intangible assets
Amortization of intangible assets for the six-month period ended June 28, 2020, decreased by approximately $0.8 million, or 4.5%, from the comparable period in 2019. The reduction was associated with amortizing certain customer relationships, development technologies, and trade names.
Other income, net
Other income, net for the six-month period ended June 28, 2020, decreased by approximately $5.7 million, from the comparable period in 2019. This decrease was driven by a one-time contract reserve write-off in 2019.
Operating income
Operating income for the six-month period ended June 28, 2020, increased by approximately $1.2 million, from the comparable period in 2019. The increase was driven by increased volume on higher margin programs, partially offset by lower revenue volume and lower other operating income in 2020.
Interest expense, net
Interest expense, net for the six-month period ended June 28, 2020, decreased by approximately $9.6 million, or 21.6%, from the comparable period in 2019. This decrease was primarily driven by reduction of debt year over year.
Net income (loss)
Net income attributed to PAE for the six-month period ended June 28, 2020 was $11.1 million compared with a net loss attributed to PAE of approximately $3.0 million in the comparable period in 2019. The increase in net income for the six-month period ended June 28, 2020, was primarily driven by the decrease in interest expense and provision for income taxes, as well as by the factors impacting operating income.

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended June 28, 2020 (Unaudited), and June 30, 2019 (Unaudited) (in thousands):

	June 28, 2020		June 30, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$507,854	78.9	$526,025	75.6
NSS	135,449	21.1	169,582	24.4
Corporate	—	—	—	—
Consolidated revenues	$643,303	100.0	$695,607	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$31,537	4.9	$25,276	3.6
NSS	7,725	1.2	3,974	0.6
Corporate	(4,967)		(3,091)
Consolidated operating income	$34,295		$26,159

Global Mission Services Segment Results
Revenues
Revenues for the three-month period ended June 28, 2020, decreased by $18.2 million, or 3.5%, from the comparable period in 2019. The decrease was attributable to a $40.7 million impact from COVID-19, of which approximately $29.7 million was non-labor and $11.0 million was labor, partially offset by $22.5 million net increase in contract volume and new business programs.
Operating income
Operating income for the three-month period ended June 28, 2020 increased by $6.3 million from the comparable period in 2019. This improvement was primarily the result of increased volume on higher margin programs partially offset by lower revenue volume.

National Security Solutions Segment Results
Revenues
Revenues for the three-month period ended June 28, 2020 decreased by $34.1 million, or 20.1%, from the comparable period in 2019. This decrease was attributable to a $17.8 million impact from COVID-19, of which approximately $11.0 million was non-labor, and $6.8 million was labor, and by a $16.3 million net decrease from small business re-compete losses, net of new business wins .
Operating income
Operating income for the three-month period ended June 28, 2020 increased by $3.8 million from the comparable period in 2019. The increase was primarily driven by lower selling, general, and administrative expenses, and increased volume on higher margin programs, partially offset by lower revenue volume.
Comparison of Results by Segments for the Six Months Ended June 28, 2020 (Unaudited), and June 30, 2019 (Unaudited) (in thousands):

	June 28, 2020		June 30, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$965,298	76.6	$1,030,504	75.3
NSS	295,258	23.4	338,587	24.7
Corporate	—	—	—	—
Consolidated revenues	$1,260,556	100.0	$1,369,091	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$44,140	3.5	$51,067	3.7
NSS	12,092	1.0	3,187	0.2
Corporate	(14,479)		(13,743)
Consolidated operating income	$41,753		$40,511

Global Mission Services Segment Results
Revenues
Revenues for the six-month period ended June 28, 2020, decreased by $65.2 million, or 6.3%, from the comparable period in 2019. The decrease was attributable to a $52.9 million impact from COVID-19, of which approximately $38.6 million was non-labor, and $14.3 million was labor, and by a $12.3 million net decrease in contract volume and new business programs.

Operating income
Operating income for the six-month period ended June 28, 2020 decreased by $6.9 million from the comparable period in 2019. This decrease was primarily from lower revenue volume and increases in selling, general and administrative expenses.
National Security Solutions Segment Results
Revenues
Revenues for the six-month period ended June 28, 2020 decreased by $43.3 million, or 12.8%, from the comparable period in 2019. This decrease was attributable to a $19.1 million impact from COVID-19, of which approximately $11.8 million was non-labor, and $7.3 million was labor, and by a $24.2 million net decrease in contract volume and new business programs.
Operating income
Operating income for the six-month period ended June 28, 2020 increased by $8.9 million from the comparable period in 2019. The increase was primarily driven by lower selling, general, and administrative expenses, partially offset by lower revenue volume.
Liquidity and Capital Resources
As of June 28, 2020, PAE had cash and cash equivalents totaling $138.5 million and the Company had no outstanding borrowings on its asset-based revolving loan credit facility.

As of December 31, 2019, PAE had cash and cash equivalents totaling $68.0 million and the Company had no outstanding borrowings on its asset-based revolving loan credit facility.

PAE’s primary sources of liquidity are cash flow from operations and borrowings under its credit facility to provide capital necessary for financing working capital requirements, capital expenditures and making selective strategic acquisitions.

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

See Note 10 - “Debt” of the notes to the condensed consolidated financial statements for further information on the terms and availability of PAE’s credit facilities.
Cash Flows Analysis
Comparison of Results for the Three Months Ended June 28, 2020 (Unaudited), and June 30, 2019 (Unaudited) (in thousands):

	Three Months Ended
	June 28,	June 30,	Dollar
	2020	2019	Change
Net cash provided by operating activities	44,675	32,560	$12,115
Net cash (used in) provided by investing activities	(1,156)	23	(1,179)
Net cash used in financing activities	(5,938)	(19,144)	13,206
Effect of exchange rate changes on cash and cash equivalents	1,098	(747)	1,845
Net increase in cash and cash equivalents	$38,679	$12,692	$25,987

Net cash provided by operating activities
Net cash provided by operating activities for the quarter of $44.7 million, increased by $12.1 million over the prior year period, primarily as a result of an increase in accounts payable and accrued salaries, offset by reduced cash collections.
Net cash (used in) provided by investing activities
Cash used in investing activities for the three-month period ended June 28, 2020 increased from the comparable period in 2019, primarily driven by lower proceeds from sale of assets and property and equipment.
Net cash used in financing activities
Cash used in financing activities for the three-month period ended June 28, 2020 was $(5.9) million, a decrease of $13.2 million from the comparable period in 2019. The decrease was primarily driven by lower long-term debt borrowings.

Comparison of Results for the Six Months Ended June 28, 2020 (Unaudited), and June 30, 2019 (Unaudited) (in thousands):

	Six Months Ended
	June 28,	June 30,	Dollar
	2020	2019	Change
Net cash provided by operating activities	$55,588	$71,923	$(16,335)
Net cash used in investing activities	(1,560)	(3,591)	2,031
Net cash provided by (used in) financing activities	15,596	(62,844)	78,440
Effect of exchange rate changes on cash and cash equivalents	810	(1,205)	2,015
Net increase in cash and cash equivalents	$70,434	$4,283	$66,151

Net cash provided by operating activities
Net cash provided by operating activities for the six-month period ended June 28, 2020 decreased by $16.3 million primarily as a result of an increase in accounts payable and accrued salaries, offset by reduced cash collections.
Net cash used in investing activities
Cash used in investing activities for the six-month period ended June 28, 2020 improved by $2.0 million from the comparable period in 2019, primarily driven by lower expenditures for property and equipment.
Net cash provided by (used in) financing activities
Cash provided by financing activities for the six-month period ended June 28, 2020 was $15.6 million, an increase of $78.4 million from the comparable period in 2019. The increase was primarily driven by the Recapitalization, partially offset by prepayment of the Second Lien Term Loan event from previous quarter.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	June 28,	December 31,
	2020	2019
First Term Loan	$499,320	$506,772
Second Term Loan	128,783	265,329
Revolving Credit Facility	—	—
Total debt	628,103	772,101
Unamortized discount and debt issuance costs	(15,306)	(22,164)
Total debt, net of discount and debt issuance costs	612,797	749,937
Less current maturities of long-term debt	(22,969)	(22,007)
Total long-term debt, net of current	$589,828	$727,930
The Company’s borrowing arrangement provides for borrowings up to $499.3 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “First Term Loan”), $128.8 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “Second Term Loan”), and $150.0 million under a revolving credit facility dated October 26, 2016, as amended (the “Revolving Credit Facility,” and together with the First Term Loan and the Second Term Loan, the “Credit Agreements”). Principal and interest are due quarterly on the First Term Loan and interest is due quarterly on the Second Term Loan. The maturity date of the First Term Loan is October 20, 2022. For the Second Term Loan the maturity date is October 20, 2023. For the Company’s Revolving Credit Facility the maturity date is October 20, 2021.
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
PAE was in compliance with the financial covenants under the Credit Agreements as of June 28, 2020. See Note 10 - “Debt” of the notes to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements
PAE has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. PAE also has letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in Note 10 - “Debt" of the notes to the condensed consolidated financial statements.

PAE has entered into various arrangements to provide program management, construction management and operations and maintenance services. The ownership percentage of these ventures is typically representative of the work to be performed or the amount of risk assumed by each venture partner. Some of these ventures are considered variable interest entities. PAE has consolidated all ventures over which it has control. For all others, PAE’s portion of the earnings are recorded in equity in earnings of ventures. See Note 9 - “Consolidated Variable Interest Entities" of the notes to the condensed consolidated financial statements.

PAE does not believe that it has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.
Recently Issued Accounting Pronouncements
For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on PAE’s condensed consolidated financial statements, see Note 3 - “Recent Accounting Pronouncements" of the notes to the condensed consolidated financial statements.
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

PAE has identified the following Significant Accounting Principles and Policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on its results of operations or financial condition.

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

For service type contracts, performance obligations are typically satisfied as services are rendered and PAE uses a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. If a contract does not meet the criteria for recognizing revenue over time, revenue is recognized at the point in time when control of the good or service is transferred to the customer. Control is considered to have transferred when PAE has a right to payment and the customer has legal title.

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

Goodwill and Indefinite-Lived Intangibles

PAE evaluates goodwill for potential impairment annually on the first day of the fourth quarter or if an event occurs or circumstances change that indicate that the fair value of a reportable segment may have fallen below its carrying value. The evaluation includes a qualitative assessment to determine if it is more likely than not that fair value of a reportable segment is less than its carrying amount. If, as result of the qualitative assessment, it is more likely than not that the fair value of a reportable segment is less than its carrying amount, PAE compares the fair value of each of the reportable segments using a discounted cash flow methodology, or other fair value measures as considered appropriate in the circumstances, to its net book value, including goodwill. If the net book value exceeds the fair value, PAE will measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment is recorded in the current period.

During the fourth quarter of 2019, PAE performed the annual qualitative impairment test for both of its reportable segments and noted that no impairment existed. There were no events or circumstances during the three-month and six-month periods ended June 28, 2020 indicating that the carrying amount of goodwill was impaired. The Company has considered the implications of COVID-19 as they relate to the carrying value of goodwill and indefinite-lived assets. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and six-month periods ended June 28, 2020. Management expects that such impact will similarly be marginally unfavorable to the Company’s full year results. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the COVID-19 pandemic will have a materially adverse impact on such options. Our liquidity position has not been materially impacted, and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations where we and our suppliers operate, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future.

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Internal Control over Financial Reporting

During the most recently completed fiscal quarter, the Company continued to make changes to certain internal controls to reflect the operations of PAE acquired as a result of the Business Combination.

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
Item 1A. Risk Factors
For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading "Risk Factors" in our prospectus on Form 424B3, filed with the SEC on April 23, 2020, File No. 333-236468 (the “Prospectus”). There have been no material changes from the risk factors set forth in the Prospectus, other than the additional risk factor provided below, which is an update to the risk factor included in Part II, item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2020. .
We face various risks related to public health crises, such as the coronavirus (“COVID-19”), that could disrupt PAE’s business and result in loss of revenue or higher expenses.
Our operations face risks related to public health crises, such as the global outbreak of COVID-19 and other pandemics and epidemics. The COVID-19 virus has spread to over 100 countries, including the United States, and the World Health Organization has classified the COVID-19 outbreak as a pandemic. The ability of our personnel to work effectively and travel and the continued adequacy of our supply chains have been adversely impacted by the pandemic and responses thereto, such as the travel restrictions resulting from the COVID-19 virus. Additionally, as a result of COVID-19, we have experienced, and expect that we will experience in the future, delays, or partial reductions or full suspensions of contract work, which have caused and could result in further decreases of revenue and may have a material adverse impact on our business. We have experienced increased medical, housing, facility cleaning, and other costs due to quarantine requirements imposed by various jurisdictions and exposure of our personnel to pandemics such as the COVID-19 virus. In addition, we are permitting employees to telework who can meet our customer commitments remotely, and many of our employees are teleworking. Due to COVID-19, we are uncertain when and how many teleworking employees will return to work in person. We have not previously experienced so many employees working remotely for such an extended period of time, so the long-term effects on our operations are unknown. Moreover, we may be subject to additional cybersecurity risks as a result of a significant portion of our workforce working remotely. In addition, the resulting volatility in the global capital markets could, among other things, restrict our access to capital and/or increase our cost of capital. At this time, we cannot predict the impact of the COVID-19 pandemic or the duration of time that the pandemic and its impacts will last, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Economic Conditions – Impact of COVID-19” for additional discussion of management’s assessment of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
None.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

10.1*	Form of Amended and Restated Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the PAE Incorporated 2020 Equity Incentive Plan

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Executive Vice President & Chief Financial Officer