Form 10-Q
period 2020-09-27
PAE Inc
filed 2020-11-05
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2020
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

The number of shares of the registrant’s common stock outstanding as of October 31, 2020 was 92,040,654.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains our condensed consolidated financial statements for the three-month and nine-month periods ended September 27, 2020.

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Form 10-Q, including in “Part I, Item 1. Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three-month and nine-month periods ended September 29, 2019 are those of Shay and its subsidiaries, and for the three-month and nine-month periods ended September 27, 2020, the financial information includes the financial information of Shay and its subsidiaries for the period prior to the Closing and the financial information of PAE Incorporated and its subsidiaries for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” of the Notes to the condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “PAE,” the “Company,” “we,” “us,” and “our” refer to PAE Incorporated and its consolidated subsidiaries taken as a whole.

PAE Incorporated
Form 10-Q
For the Quarterly Period Ended September 27, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenues	$666,240	$697,717	$1,926,795	$2,066,808

Cost of revenues	512,877	565,703	1,474,763	1,623,634
Selling, general and administrative expenses	119,168	133,215	361,945	394,689
Amortization of intangible assets	8,047	8,176	24,141	25,029
Total operating expenses	640,092	707,094	1,860,849	2,043,352

Program profit (loss)	26,148	(9,377)	65,946	23,456
Other income (loss), net	2,384	(1,148)	4,338	6,530

Operating income (loss)	28,532	(10,525)	70,284	29,986
Interest expense, net	(13,607)	(20,983)	(48,312)	(65,260)
Income (loss) before income taxes	14,925	(31,508)	21,972	(35,274)
Expense (benefit) from income taxes	4,194	117	(767)	(1,877)
Net income (loss)	10,731	(31,625)	22,739	(33,397)
Noncontrolling interest in earnings of ventures	413	545	1,344	1,819
Net income (loss) attributed to PAE Incorporated	$10,318	$(32,170)	$21,395	$(35,216)

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.11	$(1.52)	$0.26	$(1.67)
Diluted	$0.11	$(1.52)	$0.26	$(1.67)

Weighted average shares outstanding:
Basic	92,070,306	21,127,823	81,323,258	21,127,823
Diluted	93,392,565	21,127,823	82,115,825	21,127,823
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

Net income (loss)	$10,731	$(31,625)	$22,739	$(33,397)

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	780	(432)	(137)	(557)
Other, net	1	422	424	1,265
Other comprehensive income (loss)	781	(10)	287	708

Comprehensive income (loss)	11,512	(31,635)	23,026	(32,689)
Comprehensive income attributed to noncontrolling interests	505	298	1,287	1,523
Comprehensive income (loss) attributed to PAE Incorporated	$11,007	$(31,933)	$21,739	$(34,212)
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	September 27,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$145,446	$68,035
Accounts receivable, net	445,429	442,180
Prepaid expenses and other current assets	44,363	43,549
Total current assets	635,238	553,764

Property and equipment, net	25,696	30,404
Deferred income taxes, net	13,419	3,212
Investments	18,961	17,925
Goodwill	409,588	409,588
Intangible assets, net	156,323	180,464
Operating lease right-of-use assets, net	159,975	162,184
Other noncurrent assets	9,762	13,758
Total assets	$1,428,962	$1,371,299

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$140,515	$124,661
Accrued expenses	103,025	102,315
Customer advances and billings in excess of costs	60,390	51,439
Salaries, benefits and payroll taxes	141,537	130,633
Accrued taxes	13,604	18,488
Current portion of long-term debt, net	23,044	22,007
Operating lease liabilities, current portion	40,979	36,997
Other current liabilities	31,528	30,893
Total current liabilities	554,622	517,433

Long-term debt, net	584,038	727,930
Long-term operating lease liabilities	120,883	129,244
Other long-term liabilities	7,410	8,601
Total liabilities	1,266,953	1,383,208

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of September 27, 2020 and December 31, 2019, respectively	9	2
Additional paid-in capital	250,805	101,743
Accumulated deficit	(123,975)	(145,371)
Accumulated other comprehensive income (loss)	153	(134)
Total PAE Incorporated stockholders' equity	126,992	(43,760)
Noncontrolling interests	35,017	31,851
Total liabilities and stockholders’ equity	$1,428,962	$1,371,299
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

					Accumulated	Total
					Other	PAE Incorporated		Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Income	Equity	Interests	Equity
Balance at December 31, 2018	282,047	$3	$101,742	$(95,562)	$(2,138)	$4,045	$27,440	$31,485
Retrospective application of the capitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2018	21,127,823	2	101,743	(95,562)	(2,138)	4,045	27,440	31,485
Net (loss) income	—	—	—	(5,719)	—	(5,719)	559	(5,160)
Other comprehensive income, net	—	—	—	—	712	712	—	712
Equity contributions from venture partners	—	—	—	—	—	—	1,350	1,350
Balance at March 31, 2019	21,127,823	2	101,743	(101,281)	(1,426)	(962)	29,349	28,387
Net income	—	—	—	2,674	—	2,674	715	3,389
Other comprehensive income, net	—	—	—	—	6	6	—	6
Net contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050
Distributions to venture partners and other	—	—	—	—	—	—	(742)	(742)
Balance at June 30, 2019	21,127,823	2	$101,743	$(98,607)	$(1,420)	$1,718	$33,372	$35,090
Net (loss) income	—	—	—	(32,170)	—	(32,170)	545	(31,625)
Other comprehensive loss, net	—	—	—	—	(10)	(10)	—	(10)
Balance at September 29, 2019	21,127,823	2	$101,743	$(130,777)	$(1,430)	$(30,462)	$33,917	$3,455

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)
(In thousands, except share data)

					Accumulated	Total
					Other	PAE Incorporated		Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	(Loss) / Income	Equity	Interests	Equity
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the capitalization	20,845,776	(1)	1			—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net (loss) income	—	—	—	(4,943)	—	(4,943)	166	(4,777)
Other comprehensive loss, net	—	—	—	—	(695)	(695)		(695)
Distributions to venture partners and other	—	—	—	—	—	—	152	152
Equity contributions from venture partners	—	—	13	—	—	13	—	13
Equity infusion from Gores III	46,999,787	5	364,773	—	—	364,778	—	364,778
Private placement	23,913,044	2	219,998	—	—	220,000	—	220,000
Payment to Shay Stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at Balance at March 29, 2020	92,040,654	9	262,284	(150,314)	(829)	111,150	32,169	143,319
Net income	—	—	—	16,021	—	16,021	765	16,786
Other comprehensive income, net	—	—	—	—	201	201	—	201
Distributions to venture partners and other	—	—	—	—	—	—	(443)	(443)
Equity contributions from venture partners	—	—	—	—	—	—	1,939	1,939
Post-closing adjustment to Shay Stockholders	—	—	(20,169)	—	—	(20,169)	—	(20,169)
Stock-based compensation	—	—	3,700	—	—	3,700	—	3,700
Balance at June 28, 2020	92,040,654	9	$245,815	$(134,293)	$(628)	$110,903	$34,430	$145,333
Net income	—	—	—	10,318	—	10,318	413	10,731
Other comprehensive income, net	—	—	—	—	781	781	—	781
Equity contributions from venture partners	—	—	(146)	—	—	(146)	174	28

Post-closing adjustment to Shay Stockholders	—	—	818	—	—	818	—	818
Stock-based compensation	—	—	4,318	—	—	4,318	—	4,318
Balance at September 27, 2020	92,040,654	9	$250,805	$(123,975)	$153	$126,992	$35,017	$162,009
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 27,	September 29,
	2020	2019
Operating activities
Net income (loss)	$22,739	$(33,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7,263	9,468
Amortization of intangible assets	24,141	25,029
Amortization of debt issuance cost	9,560	6,096
Stock-based compensation	8,018	—
Net undistributed income from unconsolidated ventures	(3,533)	(2,253)
Deferred income taxes, net	(11,229)	(1,872)
Other non-cash activities, net	382	35,598
Changes in operating assets and liabilities, net:
Accounts receivable, net	(3,477)	65,752
Accounts payable	15,852	1,310
Accrued expenses	765	12,217
Customer advances and billings in excess of costs	8,923	34,179
Salaries, benefits and payroll taxes	10,975	1,569
Inventories, net	2,291	(2,195)
Prepaid expenses and other current assets	(4,409)	1,050
Other current and noncurrent liabilities	71	(17,172)
Investments	2,793	3,314
Other noncurrent assets	5,903	(6,289)
Accrued taxes	(4,904)	(3,527)
Net cash provided by operating activities	92,124	128,877
Investing activities
Expenditures for property and equipment	(2,628)	(8,421)
Other investing activities, net	(72)	2,221
Net cash used in investing activities	(2,700)	(6,200)
Financing activities
Net contributions from noncontrolling interests	2,095	5,400
Borrowings on long-term debt	60,734	161,409
Repayments on long-term debt	(212,184)	(246,411)
Payments of debt issuance costs	(964)	—
Recapitalization from merger with Gores III	605,713	—
Payment of underwriting and transaction costs	(27,267)	—
Distribution to selling stockholders	(439,719)	—
Other financing activities, net	(292)	(742)
Net cash used in financing activities	(11,884)	(80,344)
Effect of exchange rate changes on cash and cash equivalents	(129)	(1,486)
Net increase in cash and cash equivalents	77,411	40,847
Cash and cash equivalents at beginning of period	68,035	51,097
Cash and cash equivalents at end of period	$145,446	$91,944

Supplemental cash flow information
Cash paid for interest	$35,085	$40,628
Cash paid for taxes	$5,304	$6,936
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

PAE provides a wide variety of integrated support solutions, including defense and military readiness, diplomacy, intelligence support, business process outsourcing, counter-terrorism solutions, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), the National Aeronautics and Space Administration (“NASA”), Department of Homeland Security, intelligence community agencies and other civilian agencies, as well as allied foreign governments and international organizations.

The Company’s operations are organized into the following two reportable segments:

•Global Mission Services (“GMS”): GMS provides infrastructure and logistics management, international logistics and stabilization support, and aircraft and vehicle readiness and sustainment support. The segment focuses on customer relationships with DoD, DoS, NASA, and other government agencies for work both in the United States and outside of the United States.

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

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business processes, and therefore the closing of books and records for the third quarter was on September 27, 2020 and September 29, 2019, respectively. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

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

Accounts Receivable, net

Amounts billed and due from customers are recorded as billed receivables within accounts receivable, net on the condensed consolidated balance sheets. Generally, customer accounts are due within 30 to 45 days of billings. The Company recognizes an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The Company assesses its overall allowance for credit losses at least on a quarterly basis. Prior to the implementation of ASU 2016-13 “Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company recorded adjustments to an allowance for doubtful accounts when collectability was uncertain.

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
4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended September 27, 2020
	GMS	NSS	Total
DoD	$203,693	$65,354	$269,047
Other U.S. government agencies	270,344	57,379	327,723
Commercial and non-U.S. customers	47,309	22,161	69,470
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
DoD	$595,933	$194,629	$790,562
Other U.S. government agencies	781,004	177,535	958,539
Commercial and non-U.S. customers	109,706	67,988	177,694
Total	$1,486,643	$440,152	$1,926,795

	Three Months Ended September 29, 2019
	GMS	NSS	Total
DoD	$220,480	$46,941	$267,421
Other U.S. government agencies	284,218	94,105	378,323
Commercial and non-U.S. customers	30,937	21,036	51,973
Total	$535,635	$162,082	$697,717

	Nine Months Ended September 29, 2019
	GMS	NSS	Total
DoD	$635,531	$162,409	$797,940
Other U.S. government agencies	839,680	277,008	1,116,688
Commercial and non-U.S. customers	90,927	61,253	152,180
Total	$1,566,138	$500,670	$2,066,808
Disaggregated revenues by contract type were as follows (in thousands):

	Three Months Ended September 27, 2020
	GMS	NSS	Total
Cost-reimbursable	$302,795	$35,656	$338,451
Fixed-price	161,024	62,568	223,592
Time and materials	57,527	46,670	104,197
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
Cost-reimbursable	$868,780	$106,848	$975,628
Fixed-price	481,309	185,218	666,527
Time and materials	136,554	148,086	284,640
Total	$1,486,643	$440,152	$1,926,795

	Three Months Ended September 29, 2019
	GMS	NSS	Total
Cost-reimbursable	$274,776	$26,864	$301,640
Fixed-price	220,142	66,548	286,690
Time and materials	40,717	68,670	109,387
Total	$535,635	$162,082	$697,717

	Nine Months Ended September 29, 2019
	GMS	NSS	Total
Cost-reimbursable	$870,155	$72,566	$942,721
Fixed-price	571,132	215,143	786,275
Time and materials	124,851	212,961	337,812
Total	$1,566,138	$500,670	$2,066,808
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended September 27, 2020
	GMS	NSS	Total
United States	$275,785	$142,890	$418,675
International	245,561	2,004	247,565
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
United States	$802,230	$434,904	$1,237,134
International	684,413	5,248	689,661
Total	$1,486,643	$440,152	$1,926,795

	Three Months Ended September 29, 2019
	GMS	NSS	Total
United States	$299,306	$160,412	$459,718
International	236,329	1,670	237,999
Total	$535,635	$162,082	$697,717

	Nine Months Ended September 29, 2019
	GMS	NSS	Total
United States	$817,437	$496,220	$1,313,657
International	748,701	4,450	753,151
Total	$1,566,138	$500,670	$2,066,808

Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of September 27, 2020 and December 31, 2019 was $1,527.0 million and $1,640.0 million, respectively.
The Company expects to recognize approximately 96.4% and 3.6% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.
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
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	September 27,	December 31,
	2020	2019
Contract assets	$263,085	$295,103
Contract liabilities	$60,390	$51,439
The decrease in contract assets of $(32.0) million during the nine-month period ended September 27, 2020 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.
The increase in contract liabilities of $9.0 million during the nine-month period ended September 27, 2020 was primarily due to the timing of advance payments from customers partially offset by revenue recognized during the period.
During the three-month and nine-month periods ended September 27, 2020, the Company recognized $1.2 million and $34.6 million, respectively, relating to amounts that were included in the beginning balance of contract liabilities. During the three-month and nine-month periods ended September 29, 2019, the Company recognized $1.5 million and $21.2 million, respectively, relating to amounts that were included in the beginning balance of contract liabilities.

6. Business Combinations and Acquisitions
As described in Note 1- “Description of Business”, the Business Combination was consummated on February 10, 2020. For financial accounting and reporting purposes under U.S. GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. Under this method of accounting, Gores III (legal acquirer) is treated as the acquired entity and Shay (legal acquiree) is deemed to have issued common stock for the net assets and equity of Gores III consisting of mainly cash, accompanied by simultaneous equity recapitalization of Shay (“Recapitalization”). The net assets of Gores III are stated at historical cost, and accordingly the equity and net assets of Shay have not been adjusted to fair value. Consequently, the consolidated assets, liabilities and results of operations of Shay are the historical financial statements of PAE Incorporated and the Gores III assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Shay beginning on the Closing Date. Shares and earnings per share information prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Recapitalization.
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

Post-Closing Adjustment

During the third quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. Additionally, during the third quarter, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment and such amount was recorded as compensation expense.
7. Accounts Receivable, net
The components of Accounts receivable, net consisted of the following as of the dates presented (in thousands):

	September 27,	December 31,
	2020	2019
Billed receivables	$184,700	$148,747
Unbilled receivables	263,085	295,103
Less allowance for credit losses	(2,356)	(1,670)
Total accounts receivables, net	$445,429	$442,180

As of September 27, 2020 approximately 90.7% of the Company’s accounts receivable are with the U.S. government.

8. Goodwill and Intangible Assets, net
Goodwill
Based on management’s assessment of goodwill, there was no impairment or change for the three-month and nine-month periods ended September 27, 2020.
The Company considered the implications of COVID-19 as it relates to goodwill and indefinite-lived assets fair value. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and nine-month periods ended September 27, 2020. Since the Company’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables and management does not foresee issues collecting receivables in the foreseeable future. In addition, the Company’s contract awards typically extend to at least five years, including options, and it has a strong history of being awarded a majority of these contract options. Management does not anticipate that the pandemic will have a materially adverse impact on such options. The Company’s liquidity position has not been materially impacted, and management continues to believe that the Company has adequate liquidity to fund its operations and meet its debt service obligations for the foreseeable future. Based on management’s assessment there has been no material impact to goodwill and indefinite-lived assets fair value due to the implications of COVID-19.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	September 27, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(139,699)	$147,201
Technology	1,700	(1,700)	—
Trade name	16,900	(7,778)	9,122
Total	$305,500	$(149,177)	$156,323

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(116,923)	$169,977
Technology	1,700	(1,700)	—
Trade name	16,900	(6,413)	10,487
Total	$305,500	$(125,036)	$180,464
As of the nine-month period ended September 27, 2020, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.0 and 5.3 years, respectively. As of the year-ended December 31, 2019, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.9 and 6.0 years, respectively.
During the three-month and nine-month periods ended September 27, 2020 amortization expense was approximately $8.0 million and $24.1 million, respectively. During the three-month and nine-month periods ended September 29, 2019, amortization expense was approximately $8.2 million and $25.0 million, respectively.

Estimated amortization expense in future years is expected to be:

As of
September 27, 2020
Remainder of 2020	$8,047
2021	31,824
2022	31,775
2023	24,565
2024	20,490
Thereafter	39,622
Total	$156,323

9. Consolidated Variable Interest Entities
The Company is the majority shareholder and primary beneficiary of PAE (New Zealand) Limited, ATOM Training Limited, PAE-Perini LLC, Syncom Space Services LLC, PAE-SGT Partners LLC, PAE-Parsons Global Logistics Services, LLC and accordingly, these entities are consolidated. As the primary beneficiary, the Company has a risk and obligation to absorb any losses significant to the VIE and the power, through voting rights or similar rights, to direct the activities that could impact economic performance of the VIE. The use of the assets of the VIEs to settle the Company’s obligations is subject to the approval of the managing body of each VIE.
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	September 27,	December 31,
	2020	2019
Assets
Total assets	$138,177	$127,742

Liabilities and equity
Total liabilities	$83,596	$80,151
Total equity	54,581	47,591
Total liabilities and equity	$138,177	$127,742
The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Income statements
Revenues	$87,324	$95,121	$268,969	$248,170
Cost of revenues	70,707	106,560	215,866	228,513
Selling, general and administrative expenses	16,595	24,100	50,477	63,828
Total operating expenses	87,302	130,660	266,343	292,341
Program income (loss)	22	(35,539)	2,626	(44,171)
Other (income), net	(32)	(237)	(241)	(1,090)
Net (loss) income	$(10)	$(35,776)	$2,385	$(45,261)

10. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	September 27,	December 31,
	2020	2019
First Term Loan	$491,867	$506,772
Second Term Loan	128,783	265,329
Total debt	620,650	772,101
Unamortized discount and debt issuance costs	(13,568)	(22,164)
Total debt, net of discount and debt issuance costs	607,082	749,937
Less current maturities of long-term debt	(23,044)	(22,007)
Total long-term debt, net of current	$584,038	$727,930

Credit Agreements
The Company’s borrowing arrangement provides for current borrowings of $491.9 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “2016 First Term Loan”), $128.8 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “2016 Second Term Loan”), and $150.0 million under a revolving credit facility dated October 26, 2016, as amended (the “2016 Revolving Credit Facility,” and together with the 2016 First Term Loan and the 2016 Second Term Loan, the “2016 Credit Agreements”). Principal and interest are due quarterly on the 2016 First Term Loan and interest only is due quarterly on the 2016 Second Term Loan. The maturity date of the 2016 First Term Loan is October 20, 2022. For the 2016 Second Term Loan the maturity date is October 20, 2023. For the Company’s 2016 Revolving Credit Facility the maturity date is October 20, 2021.
In connection with the Business Combination, Shay was required to amend its 2016 Credit Agreements and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business

Combination the outstanding balance on the 2016 Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

The 2016 Credit Agreements require the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios.
The 2016 Credit Agreements also contain various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.
The Company was in compliance with the financial and non-financial covenants under the 2016 Credit Agreements as of September 27, 2020 and December 31, 2019, respectively.
Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
September 27, 2020
Remainder of 2020	$14,905
2021	29,810
2022	447,152
2023	128,783
2024	—
Thereafter	—
Total	$620,650
As of September 27, 2020 and December 31, 2019, the available borrowing capacity under the 2016 Revolving Credit Facility was approximately $105.4 million and $121.8 million, respectively.
Interest Rates on Credit Agreements
The interest rate per annum applicable to amounts borrowed under the 2016 First Term Loan is equal to either the Base Rate (as defined below) or the LIBO Rate (as defined below), in either case, plus (i) 4.5% in the case of the Base Rate loans and (ii) 5.5% in the case of LIBO Rate loans.
The interest rate per annum applicable to amounts borrowed under the 2016 Second Term Loan is equal to either the Base Rate or the LIBO Rate, in either case, plus (i) 8.5% in the case of the Base Rate loans and (ii) 9.5% in the case of LIBO Rate loans.
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
The interest rate per annum applicable to the 2016 Revolving Credit Facility is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of September 27, 2020 and December 31, 2019, the applicable interest rate on the amounts borrowed under the 2016 First Term Loan was 6.5% and 7.4%, respectively. As of September 27, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the 2016 Second Term Loan was 10.5% and 11.4%, respectively.

As of September 27, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the 2016 Revolving Credit Facility was 4.0% and 5.8%, respectively.
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
Letters of Credit

The Company had 13 outstanding letters of credit for program and insurance requirements totaling approximately $23.9 million as of September 27, 2020 and 11 outstanding letters of credit for program and insurance requirements totaling approximately $21.2 million as of December 31, 2019.

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
Warrants

As of September 27, 2020, there were warrants outstanding to acquire 19,999,985 shares of our Class A Common Stock including: (i) 13,333,319 warrants sold as part of the public units issued in our IPO on September 11, 2018 (the “Public Warrants”), and (ii) 6,666,666 warrants issued or transferred to our former sponsor in a private placement on the IPO closing date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Company currently has an effective registration statement on Form S-1 relating to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Common Stock issuable upon the exercise of the outstanding Public Warrants, and (ii) 6,666,666 shares of its Class A Common Stock issuable upon exercise of the Private Placement Warrants.
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
Earn-Out Agreement
In connection with the Business Combination, stockholders of Shay immediately prior to the transaction (which stockholders consisted of certain affiliates of Platinum Equity, LLC and members of PAE management (the “Shay Stockholders”)) are now entitled to receive up to an aggregate of 4,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) if at any time during the five-year period following the Closing Date (the “Earn-Out Period”) the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq (or the exchange which shares of Class A Common Stock are then listed) for a period of at least 10 days out of 20 consecutive trading days (the “Common Share Price”) exceeds certain thresholds, described below.

The thresholds (each a “Triggering Event”) causing the Earn-Out Shares to be issued by the Company to the Shay Stockholders is any such event that occurs within the Earn-Out period as follow: (i) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $13.00; (ii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $15.50; (iii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $18.00; and (iv) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $20.50.
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
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the three-month and nine-month periods ended September 27, 2020.
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

12. Stock-Based Compensation
2016 Participation Plan
On May 23, 2016, the Company adopted the Pacific Architects and Engineers Incorporated 2016 Participation Plan (the “2016 Participation Plan”). The purpose of the 2016 Participation Plan was to provide incentive compensation to key employees by granting performance units (“Units”). The Units were valued on the date of grant by the compensation committee of the pre-Business Combination company. Participants in the 2016 Participation Plan were entitled to receive compensation for their Units in the event a qualifying event occurs. In connection with the Business Combination, which was a qualifying event, the 2016 Participation Plan was terminated effective immediately prior to the Closing Date and, in exchange for a release of claims relating to the plan, plan participants received payments totaling approximately $17.4 million. The $17.4 million was paid out during the three-month ended March 29, 2020, and was recorded as compensation expense.
2020 Incentive Plan
Prior to the closing of the Business Combination, the Gores III Board of Directors and stockholders approved the PAE Incorporated 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted units (RSUs) and other stock or cash-based awards.

Restricted Stock Units
During the three-month period ended September 27, 2020, the Company issued 454,709 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. RSUs cliff vest in accordance with their respective service period or grade vest on an anniversary date, subject to the terms of the grant agreements and the 2020 Incentive Plan.
The Company recognized $4.0 million and $7.5 million in share-based compensation costs related to RSUs during the three-month and nine-month periods ended September 27, 2020, respectively. Forfeitures are recognized in compensation costs when those occur.
Activity related to RSUs during the nine-months ended September 27, 2020 is as follows:

	As of September 27, 2020
		Weighted-Average
		Grant Date
Restricted Stock Unit	Shares	Fair Value
Balance at December 31, 2019	—	$—
Granted	2,631,857	7.45
Vested	(34,366)	10.32
Forfeited	—	—
Balance at September 27, 2020	2,597,491	$7.69

During the three-month period ended September 27, 2020, the Company issued 288,822 performance-based restricted stock units (“PSUs”) to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These PSUs earn out over a three-year performance period, subject to the terms of the grant agreements and the 2020 Incentive Plan. The vesting of PSUs is contingent on the achievement of performance goals stated in the agreement, such as revenue growth, weighted at 50%, and EBITDA margin, weighted at 50%. Compensation costs are recognized when the performance conditions are satisfied or likely to be satisfied. The Company recognized $0.3 million and $0.5 million in PSUs compensation costs during the three-month and nine-month periods ended September 27, 2020, respectively. Forfeitures are recognized in compensation costs as they occur.

Activity related to PSUs during the nine months ended September 27, 2020 is as follows:

	As of September 27, 2020
		Weighted-Average
		Grant Date
Performance-based Restricted Stock Unit	Shares	Fair Value
Balance at December 31, 2019	—	$—
Granted	619,125	8.61
Vested	—	—
Forfeited	—	—
Balance at September 27, 2020	619,125	$8.61

13. Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing the net income (loss) attributed to stockholders by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is determined by adjusting the weighted average number of shares of common stock and common stock equivalents outstanding for the dilutive effect of common stock equivalents for the periods presented.
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019

Numerator:
Net income (loss) attributed to PAE Incorporated	$10,318	$(32,170)	$21,395	$(35,216)

Denominator:
Basic weighted average shares	92,070,306	21,127,823	81,323,258	21,127,823
Diluted weighted average shares	93,392,565	21,127,823	82,115,825	21,127,823

Basic income (loss) per share	$0.11	$(1.52)	$0.26	$(1.67)
Diluted income (loss) per share	$0.11	$(1.52)	$0.26	$(1.67)

The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of Warrants in the calculation of diluted net income (loss) per share for the three-month and nine-month periods ended September 27, 2020. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net (loss) income per share for the three-month and nine-month periods ended September 27, 2020. The condition for the issuance of these shares is based on the weighted average closing sale price of the Company’s Class A Common Stock and such condition has not been met as of September 27, 2020.
Unvested RSUs and PSUs will not impact the calculation of basic earnings per share (“EPS”) until vested, in which case they would be included in the total weighted average number of shares. All potential dilutive securities, which include unvested RSUs, are included in the diluted EPS calculation. Unvested PSUs are included in the calculation of diluted EPS to the extent that the performance criteria have been achieved.
14. Leases
At September 27, 2020, the Company had right-of-use (“ROU”) assets, net of $160.0 million and lease liabilities of $161.9 million recorded on the condensed consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the three-month and nine-month periods ended September 27, 2020, the Company recognized operating lease costs of approximately $13.8 million and $42.3 million, respectively.

The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

September 27, 2020
Remainder of 2020	$10,942
2021	41,682
2022	36,043
2023	31,331
2024	23,077
Thereafter	60,704
Total future minimum lease payments	203,779
Less imputed interest	41,917
Present value of minimum lease payments	161,862
Less current maturities of lease liabilities	40,979
Long-term lease liabilities	$120,883
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 7.1 years and 7.1%, respectively, at September 27, 2020.
The Company made cash payments of approximately $11.3 million and $32.5 million for operating leases for the three-month and nine-month periods ended September 27, 2020, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.
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

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Revenues
GMS	$521,346	$535,635	$1,486,643	$1,566,138
NSS	144,894	162,082	440,152	500,670
Corporate	—	—	—	—
Total revenues	$666,240	$697,717	$1,926,795	$2,066,808

Operating income
GMS	$31,401	$26,000	$75,541	$77,449
NSS	5,679	(26,402)	17,770	(23,270)
Corporate	(8,548)	(10,123)	(23,027)	(24,193)
Total operating income	$28,532	$(10,525)	$70,284	$29,986

Amortization of intangible assets
GMS	$4,115	$4,140	$12,346	$12,539
NSS	3,932	4,036	11,795	12,490
Corporate	—	—	—	—
Total amortization of intangible assets	$8,047	$8,176	$24,141	$25,029

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

17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheets as of September 27, 2020.

Advisory Services

During the nine-month period ended September 27, 2020 and twelve-month period ended December 31, 2019, the Company recognized management fees, transaction and advisory fees, and expenses of approximately $15.8 million and $5.1 million, respectively. As a result of the Business Combination $15.0 million was grouped with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses. The amount of $5.1 million was recorded in selling, general and administrative expenses for the period ended December 31, 2019.

These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC.

18. Income Taxes
The Company’s provision for income tax expense (benefits) were approximately $4.2 million and $(0.8) million and its effective income tax rates were 28.1% and (3.5)% for the three-month and nine-month periods ended September 27, 2020, respectively. The Company’s provision for income tax expense (benefits) were approximately $0.1 million and $(1.9) million and its effective income tax rates were (0.4)% and 5.3% for the three-month and nine-month periods ended September 29, 2019 respectively.

The provision for income taxes for the period ended September 27, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII”), increased prior year interest expense deduction under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), nontaxable income and settlement of foreign taxes offset by disallowed compensation deduction under Section 162(m) and disallowed transaction costs. The provision for income taxes for the period ended September 29, 2019 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to a disallowed interest deduction, non-deductible settlement paid to the U.S. Government, non-deductible goodwill and the effect of foreign operations offset by a benefit from foreign derived intangible income.

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

In particular, under the CARES Act, for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. As of September 27, 2020, the Company estimated that the net tax benefit related to the CARES Act is approximately $2.7 million. The Company is expecting to defer $36.0 million of employer share Social Security tax under the CARES Act that will be paid equally by December 31, 2021 and 2022. The Company has considered the impact of the CARES Act and continues to review its position as additional guidance is issued by the government.

19. Subsequent Events
Debt Refinancing
On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into new senior secured credit facilities (the “2020 Credit Agreements”). The 2020 Credit Agreements establish a $740 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.50%, a $150 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.50%, and a $175 million senior secured revolving credit facility maturing in October 2025 priced at LIBOR plus a spread of 1.75% to 2.25%.

The loans under the 2020 Credit Agreements are secured by a first lien over substantially all of the Company's assets as well as affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates.

The Company used the proceeds from the 2020 Credit Agreements to repay the amounts outstanding under the 2016 First Term Loan and 2016 Second Term Loan, with the remaining amounts to be used for general corporate purposes, potential mergers and acquisitions, and transaction fees and expenses.

For more information about the New Credit Agreements, see the Company’s Form 8-K filed October 22, 2020, File No. 001-38643.

Agreement to Acquire CENTRA Technology, Inc.

On October 26, 2020, Pacific Architects and Engineers, LLC, a Delaware limited liability company (the “Purchaser”), an indirect wholly owned subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Purchaser, CENTRA Technology, Inc., a Maryland corporation (“CENTRA”), certain stockholders of CENTRA, and Barbara Rosenbaum as the sellers representative. CENTRA provides mission critical services to the intelligence community and other U.S. national and homeland security customers. Pursuant to the Stock Purchase Agreement, the Purchaser has agreed to acquire all of the shares of CENTRA for approximately $208.0 million (net of tax benefits) in cash, subject to customary purchase price adjustments as set forth in the Stock Purchase Agreement (the “Transaction”).

The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties. The Stock Purchase Agreement also contains customary indemnities, and the Company has obtained representation and warranty insurance, subject to exclusions, policy limits and certain other terms and conditions, to obtain coverage for losses that may result from a breach of certain representations and warranties made by the sellers in the Stock Purchase Agreement. An aggregate of $5.0 million of the purchase price will be deposited into an escrow account to satisfy purchase price adjustments, if any.

The parties to the Stock Purchase Agreement have certain customary rights to terminate the Stock Purchase Agreement. The closing of the Transaction is subject to customary closing conditions, and the Company expects that the closing will occur in the fourth quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2020, the Company’s Current Report on Form 8-K/A filed with the SEC on March 11, 2020, and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Unless otherwise noted, the MD&A compares the three-month and nine-month periods ended September 27, 2020 to the three-month and nine-month periods ended September 29, 2019.
This Quarterly Report on Form 10-Q of PAE contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in the MD&A. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “assumes,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and variations of such words or similar expressions, or the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
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
•risks related to acquisitions, including our ability to realize the benefits of acquisitions in a manner consistent with our expectations and integration risks;
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
This MD&A generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the three-month and nine-month periods ended September 29, 2019, are those of Shay Holdings and its subsidiaries, and the financial information and data for the three-month and nine-month periods ended September 27, 2020 includes the financial information and data of Shay Holdings and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” for additional information.

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
Business Overview
PAE is a leading, highly diversified, global company that provides a broad range of operational solutions and outsourced services to meet the critical enduring needs of the U.S. government, other allied governments, international organizations and companies. PAE merges technology with advanced business practices to deliver faster, smarter and more efficient managed services. Whether clients require high-profile support to operate the largest U.S. embassies around the world or need technical solutions for programs that monitor bioterrorism agents, PAE delivers for its customers. PAE leverages its scale, 65 years of experience and talented global workforce of approximately 20,000 to provide the essential services PAE’s clients need to tackle some of the world’s toughest challenges.

Basis of Presentation
PAE provides a wide variety of integrated support solutions, including defense and military readiness, diplomacy, intelligence support, business process outsourcing, counter-terrorism solutions, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense (“DoD”) and Department of State (“DoS”), the National Aeronautics and Space Administration (“NASA”), Department of Homeland Security, intelligence community agencies and other civilian agencies, as well as allied foreign governments and international organizations.
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
In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders are entitled to receive additional Earn-Out Shares of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event. See Note 11 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the condensed consolidated financial statements for additional information.
During the third quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. Additionally, during the third quarter, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment and such amount was recorded as compensation expense.

Incentive Plan
For a discussion of the 2020 Incentive Plan refer to Note 12 - “Stock-Based Compensation” of the notes to the condensed consolidated financial statements.

Debt
In connection with the Business Combination, Shay was required to amend its 2016 Credit Agreements and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business Combination the outstanding balance on the 2016 Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

Agreement to Acquire CENTRA Technology, Inc.

On October 26, 2020, Pacific Architects and Engineers, LLC, a Delaware limited liability company (the “Purchaser”), an indirect wholly owned subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Purchaser, CENTRA Technology, Inc., a Maryland corporation (“CENTRA”), certain stockholders of CENTRA, and Barbara Rosenbaum as the sellers representative. CENTRA provides mission critical services to the intelligence community and other U.S. national and homeland security customers. Pursuant to the Stock Purchase Agreement, the Purchaser has agreed to acquire all of the shares of CENTRA for approximately $208.0 million (net of tax benefits) in cash, subject to customary purchase price adjustments as set forth in the Stock Purchase Agreement (the “Transaction”).

The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties. The Stock Purchase Agreement also contains customary indemnities, and the Company has obtained representation and warranty insurance, subject to exclusions, policy limits and certain other terms and conditions, to obtain coverage for losses that may result from a breach of certain representations and warranties made by the sellers in the Stock Purchase Agreement. An aggregate of $5.0 million of the purchase price will be deposited into an escrow account to satisfy purchase price adjustments, if any.

The parties to the Stock Purchase Agreement have certain customary rights to terminate the Stock Purchase Agreement. The closing of the Transaction is subject to customary closing conditions, and the Company expects that the closing will occur in the fourth quarter of 2020.
Financial and Other Highlights
From December 31, 2019 to September 27, 2020, PAE’s overall contract backlog increased by 1.4% from $6,351.8 million to $6,987.9 million, of which $1,650.2 million was funded. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth.

This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the condensed consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	September 27,	December 31,
	2020	2019
Global Mission Services:
Funded GMS backlog	$1,297,983	$1,173,196
Unfunded GMS backlog	4,196,193	3,393,081
Total GMS backlog	$5,494,176	$4,566,277
National Security Solutions:
Funded NSS backlog	$352,257	$311,214
Unfunded NSS backlog	1,141,423	1,474,309
Total NSS backlog	$1,493,680	$1,785,523
Total:
Funded backlog	$1,650,240	$1,484,410
Unfunded backlog	5,337,616	4,867,390
Total backlog	$6,987,856	$6,351,800

As of September 27, 2020, PAE had a contract base of more than 581 active contracts and task orders. PAE served as the prime contractor on approximately 96.6% of its contracts. The DoD and DoS are PAE’s largest customers and accounted for 37.0% and 18.7% of its revenue during the nine-month period ended September 27, 2020, respectively and 36.1% and 24.6% of its revenue during the nine-month period ended September 29, 2019, respectively. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 34.5%, 28.1%, 14.6%, and 11.2% of its revenue, respectively during the nine-month period ended September 27, 2020. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 34.8%, 26.0%, 14.9%, and 15.3% of its revenue, respectively during the nine-month period ended September 29, 2019.
PAE’s long-tenured contracts have created a recurring base business with its top revenue-generating contracts having a weighted average contract length of greater than 7.2 years, as of September 27, 2020. We believe that revenue from these long-running contracts will continue to be secure as PAE’s contracts are predominately funded from stable portions of the U.S. Government budget with little dependence on wartime or emergency overseas contingency operations funding.
Trends and Factors Affecting PAE’s Future Performance
External Factors

PAE’s business primarily focuses on providing services to the U.S. Government and allied nations and organizations; PAE’s performance is inherently linked to governmental missions and goals. We have concentrated our business efforts on those missions and goals that are enduring and that have limited exposure to abrupt policy changes. For example, PAE has supported U.S. embassies since the 1970s. We are also trusted by our customers to support them on major policy initiatives that require immediate response to solve an acute crisis. Examples of this work include our rapid establishment and operation of Ebola treatment units in Liberia in 2015 and our work this year supporting COVID-19 testing and care, including on behalf of the state of Georgia converting a convention center to a COVID-19 treatment center in less than one week, mobilizing trained-and-ready test teams to conduct COVID-19 testing for the Southeastern Conference of the National Collegiate Athletic Association, and serving as the joint logistics and medical integrator for the Navajo Nation Department of Health’s COVID-19 response.
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
Impact of COVID-19
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. Specifically, we are working closely with our customers, including those within the U.S. Government, to permit continued contract performance and to mitigate the impact of the current COVID-19 pandemic on our operations and personnel. We continue to review our contractual provisions, hold discussions with customers regarding the pandemic’s potential impact on contract operations, and take actions to reduce the impact of COVID-19 on our business, workforce, supply chain, revenues, and results of operations. We are continuing to monitor the impact of the pandemic and other related uncertainties on financial markets, which previously caused us to delay undertaking certain actions in support of our strategic plans. In response to COVID-19, we have taken a number of steps to ensure the protection of employees and customers, as well as to mitigate any operational and financial impacts. In particular, we are:

•Implementing enhanced health and safety protocols, including at customer sites, in order to protect our employees and customers and to maintain continuity of operations;
•Monitoring on a daily basis the COVID-19 status of employees and independent contractors;
•Reviewing on an ongoing basis the impact of COVID-19 on programs, facilities and contracts with customers;
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

COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and nine-month periods ended September 27, 2020. Although our operations have been disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through December 11, 2020. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.

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

Results of Operations
Comparison of Results for the Three Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited) (in thousands):

	Three Months Ended			Percent
	September 27,	September 29,	Dollar	Change
	2020	2019	Change	%

Revenues	$666,240	$697,717	$(31,477)	(4.5)

Cost of revenues	512,877	565,703	(52,826)	(9.3)
Selling, general and administrative expenses	119,168	133,215	(14,047)	(10.5)
Amortization of intangible assets	8,047	8,176	(129)	(1.6)
Total operating expenses	640,092	707,094	(67,002)	(9.5)

Program profit (loss)	26,148	(9,377)	35,525	(378.9)
Other income, net	2,384	(1,148)	3,532	(307.7)

Operating income	28,532	(10,525)	39,057	31.1
Interest expense, net	(13,607)	(20,983)	7,376	(35.2)
Income (loss) before income taxes	14,925	(31,508)	46,433	(147.4)
Expense from income taxes	4,194	117	4,077	3484.6
Net income (loss)	10,731	(31,625)	42,356	(133.9)
Noncontrolling interest in earnings of ventures	413	545	(132)	(24.2)
Net income (loss) attributed to PAE Incorporated	$10,318	$(32,170)	$42,488	(132.1)
Revenues
Revenues for the three-month period ended September 27, 2020, decreased by approximately $31.5 million, or 4.5%, from the comparable period in 2019. The decrease was attributable to a $53.3 million impact from COVID-19, of which approximately $42.8 million was non-labor and

$10.5 million was labor, which decrease was partially offset by a $21.9 million net increase in contract volume and new business programs.
Cost of revenues
Cost of revenues for the three-month period ended September 27, 2020, decreased by approximately $52.8 million, or 9.3%, from the comparable period in 2019. The decrease in cost of revenues was primarily driven by lower revenue volume and the write down of PAE ISR LLC (“PAE ISR”) assets held for sale in the prior year period.
Selling, general and administrative expenses
Selling, general and administrative expense for the three-month period ended September 27, 2020, decreased by approximately $14.0 million, or 10.5%, from the comparable period in 2019. The decrease in selling, general and administrative expenses was primarily driven by lower indirect expenses including savings from the sale of PAE ISR assets in 2019 and lower revenue volume.
Amortization of intangible assets
Amortization of intangible assets for the three-month period ended September 27, 2020, decreased by approximately $0.1 million, or 1.6%, from the comparable period in 2019. The reduction was associated with amortizing certain customer relationships, development technologies, and trade names.
Other income, net
Other income, net for the three-month period ended September 27, 2020, increased by approximately $3.5 million, from the comparable period in 2019. The increase was primarily driven by higher joint venture income in the current period.
Operating income
Operating income for the three-month period ended September 27, 2020, increased by approximately $39.1 million, from the comparable period in 2019. The increase resulted from the write down of PAE ISR assets held for sale in the prior year period and higher other operating income in the current period, which increase was partially offset by lower revenue volume in the current period.
Interest expense, net
Interest expense, net for the three-month period ended September 27, 2020, decreased by approximately $7.4 million, or 35.2%, from the comparable period in 2019.This decrease was primarily driven by reduction of debt year over year.
Net income
Net income attributed to PAE for the three-month period ended September 27, 2020 was $10.3 million compared with a net income attributed to PAE of approximately $(32.2) million in the comparable period in 2019. The increase in net income for the three-month period ended

September 27, 2020, was primarily driven by factors impacting operating income and reduced interest expense.
Comparison of Results for the Nine Months Ended September 27, 2020 (unaudited) and September 29, 2019 (unaudited) (in thousands):

	Nine Months Ended			Percent
	September 27,	September 29,	Dollar	Change
	2020	2019	Change	%

Revenues	$1,926,795	$2,066,808	$(140,013)	(6.8)

Cost of revenues	1,474,763	1,623,634	(148,871)	(9.2)
Selling, general and administrative expenses	361,945	394,689	(32,744)	(8.3)
Amortization of intangible assets	24,141	25,029	(888)	(3.5)
Total operating expenses	1,860,849	2,043,352	(182,503)	(8.9)

Program profit (loss)	65,946	23,456	42,490	181.1
Other income, net	4,338	6,530	(2,192)	(33.6)

Operating income	70,284	29,986	40,298	134.4
Interest expense, net	(48,312)	(65,260)	16,948	(26.0)
Income (loss) before income taxes	21,972	(35,274)	57,246	(162.3)
Benefit from income taxes	(767)	(1,877)	1,110	(59.1)
Net income (loss)	22,739	(33,397)	56,136	(168.1)
Noncontrolling interest in earnings of ventures	1,344	1,819	(475)	(26.1)
Net income (loss) income attributed to PAE Incorporated	$21,395	$(35,216)	$56,611	(160.8)
Revenues
Revenues for the nine-month period ended September 27, 2020, decreased by approximately $140.0 million, or 6.8%, from the comparable period in 2019. The decrease was attributable to a $125.4 million impact from COVID-19, of which approximately $92.6 million was non-labor and $32.8 million was labor, and by a net decrease of $14.6 million from change in contract volume and new business.
Cost of revenues
Cost of revenues for the nine-month period ended September 27, 2020, decreased by approximately $148.9 million, or 9.2%, from the comparable period in 2019. The decrease in cost of revenues was primarily driven by lower revenue volume and the write down of PAE ISR assets held for sale in the prior year period partially offset by higher participation of lower cost of sales programs in the current period.

Selling, general and administrative expenses
Selling, general and administrative expense for the nine-month period ended September 27, 2020, decreased by approximately $32.7 million, or 8.3%, from the comparable period in the prior year. The decrease in selling, general and administrative expenses was primarily driven by lower revenue volume and PAE ISR discontinued operations.
Amortization of intangible assets
Amortization of intangible assets for the nine-month period ended September 27, 2020, decreased by approximately $0.9 million, or 3.5%, from the comparable period in 2019. The reduction was associated with amortizing certain customer relationships, development technologies, and trade names.
Other income, net
Other income, net for the nine-month period ended September 27, 2020, decreased by approximately $2.2 million, from the comparable period in 2019. This decrease was driven by a one-time contract reserve write-off in the prior year period.
Operating income
Operating income for the nine-month period ended September 27, 2020, increased by approximately $40.3 million, from the comparable period in 2019. The increase resulted from the write down of PAE ISR assets held for sale in the prior year period, which increase was partially offset by lower revenue volume and lower other operating income in the current period.
Interest expense, net
Interest expense, net for the nine-month period ended September 27, 2020, decreased by approximately $16.9 million, or 26.0%, from the comparable period in 2019. This decrease was primarily driven by reduction of debt year over year.
Net income (loss)
Net income attributed to PAE for the nine-month period ended September 27, 2020 was $21.4 million compared with a net loss attributed to PAE of approximately $35.2 million in the comparable period in 2019. The increase in net income for the nine-month period ended September 27, 2020, was primarily driven by factors impacting operating income and lower interest expense.

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended September 27, 2020 (Unaudited), and September 29, 2019 (Unaudited) (in thousands):

	September 27, 2020		September 29, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$521,346	78.3	$535,635	76.8
NSS	144,894	21.7	162,082	23.2
Corporate	—	—	—	—
Consolidated revenues	$666,240	100.0	$697,717	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$31,401	4.7	$26,000	3.7
NSS	5,679	0.9	(26,402)	(3.8)
Corporate	(8,548)		(10,123)
Consolidated operating income	$28,532		$(10,525)

Global Mission Services Segment Results
Revenues
Revenues for the three-month period ended September 27, 2020, decreased by $14.3 million, or 2.7%, from the comparable period in 2019. The decrease was attributable to a $38.7 million impact from COVID-19, of which approximately $31.9 million was non-labor and $6.9 million was labor, partially offset by a $24.2 million net increase in contract volume and new business programs.
Operating income
Operating income for the three-month period ended September 27, 2020 increased by $5.4 million from the comparable period in 2019. This improvement was driven by increased consolidated venture income and increased volume on higher margin programs, which increase was partially offset by lower revenue volume.

National Security Solutions Segment Results
Revenues
Revenues for the three-month period ended September 27, 2020 decreased by $17.2 million, or 10.6%, from the comparable period in 2019. The decrease was attributable to a $14.6 million impact from COVID-19, of which approximately $9.3 million was non-labor and $5.3 million was labor, and by a $2.4 million decrease from small business set aside re-compete losses, net of new business wins.
Operating income
Operating income for the three-month period ended September 27, 2020 increased by $32.1 million from the comparable period in 2019. The increase was primarily due to the write down of PAE ISR assets held for sale in the prior year period and lower selling, general and administrative expenses in the current period, partially offset by lower revenue volume in the current period.
Comparison of Results by Segments for the Nine Months Ended September 27, 2020 (Unaudited), and September 29, 2019 (Unaudited) (in thousands):

	September 27, 2020		September 29, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$1,486,643	77.2	$1,566,138	75.8
NSS	440,152	22.8	500,670	24.2
Corporate	—	—	—	—
Consolidated revenues	$1,926,795	100.0	$2,066,808	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$75,541	3.9	$77,449	3.7
NSS	17,770	0.9	(23,270)	(1.1)
Corporate	(23,027)		(24,193)
Consolidated operating income	$70,284		$29,986

Global Mission Services Segment Results
Revenues
Revenues for the nine-month period ended September 27, 2020, decreased by $79.5 million, or 5.1%, from the comparable period in 2019. The decrease was attributable to a $91.7 million impact from COVID-19, of which approximately $70.5 million was non-labor and $21.2 million was labor, partially offset by a $11.9 million net increase in contract volume and new business.

Operating income
Operating income for the nine-month period ended September 27, 2020 decreased by $1.9 million from the comparable period in 2019. This decrease was primarily from higher selling, general and administrative expenses, partially offset by lower revenue volume.
National Security Solutions Segment Results
Revenues
Revenues for the nine-month period ended September 27, 2020 decreased by $60.5 million, or 12.1%, from the operating loss in the comparable period in 2019. The decrease was attributable to a $33.7 million impact from COVID-19, of which approximately $21.5 million was non-labor and $12.2 million was labor, and by a $26.6 million decrease from small business set aside re-compete losses, net of new business wins.
Operating income
Operating income for the nine-month period ended September 27, 2020 increased by $41.0 million from the comparable period in 2019. The increase was driven by the write down of PAE ISR assets held for sale in the prior year period and lower selling, general and administrative expenses in the current period, partially offset by lower revenue volume in the current period.
Liquidity and Capital Resources
As of September 27, 2020, PAE had cash and cash equivalents totaling $145.4 million and the Company had no outstanding borrowings on its asset-based revolving loan credit facility.

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

PAE expects the combination of its current cash, cash flow from operations, and the available borrowing capacity under its new 2020 Revolving Credit Facility to be sufficient to continue to meet its normal working capital requirements, capital expenditures and other cash requirements. However, significant increases or decreases in revenues, accounts receivable, accounts payable, and merger and acquisition activity can affect PAE’s liquidity. PAE’s accounts receivable and accounts payable levels can be affected by changes in the level of contract work it performs, by the timing of large materials purchases, and subcontractor efforts used in its contracts. Government funding delays can cause delays in PAE’s ability to invoice for revenues earned, presenting a potential negative impact on liquidity.

In connection with the Business Combination, Shay was required to amend its 2016 Credit Agreements and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business Combination the outstanding balance on the 2016 Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

See Note 10 - “Debt” and Note 19 - “Subsequent Events” of the notes to the condensed consolidated financial statements for further information on the terms and availability of PAE’s credit facilities.
Cash Flows Analysis
Comparison of Results for the Three Months Ended September 27, 2020 (Unaudited), and September 29, 2019 (Unaudited) (in thousands):

	Three Months Ended
	September 27,	September 29,	Dollar
	2020	2019	Change
Net cash provided by operating activities	36,536	56,954	$(20,418)
Net cash used in investing activities	(1,140)	(2,609)	1,469
Net cash used in financing activities	(27,480)	(17,500)	(9,980)
Effect of exchange rate changes on cash and cash equivalents	(939)	(281)	(658)
Net increase in cash and cash equivalents	$6,977	$36,564	$(29,587)

Net cash provided by operating activities
Net cash provided by operating activities for the quarter of $36.5 million, decreased by $20.4 million over the prior year period, primarily as a result of lower comparable cash collections and customer advances and billings in excess of costs, partially offset by net income growth, increases in accounts payable and accrued salaries.
Net cash used in investing activities
Cash used in investing activities for the three-month period ended September 27, 2020 improved from the comparable period in 2019, primarily driven by lower expenditures in property and equipment.
Net cash used in financing activities
Cash used in financing activities for the three-month period ended September 27, 2020 was $27.5 million, an increase of $10.0 million from the comparable period in 2019. The increase was primarily driven by the working capital adjustment to Shay stockholders and repayment on long-term debt offset by lower long-term debt borrowings.

Comparison of Results for the Nine Months Ended September 27, 2020 (Unaudited), and September 29, 2019 (Unaudited) (in thousands):

	Nine Months Ended
	September 27,	September 29,	Dollar
	2020	2019	Change
Net cash provided by operating activities	$92,124	$128,877	$(36,753)
Net cash used in investing activities	(2,700)	(6,200)	3,500
Net cash used in financing activities	(11,884)	(80,344)	68,460
Effect of exchange rate changes on cash and cash equivalents	(129)	(1,486)	1,357
Net increase in cash and cash equivalents	$77,411	$40,847	$36,564

Net cash provided by operating activities
Net cash provided by operating activities for the nine-month period ended September 27, 2020 decreased by $36.8 million, primarily as a result of lower comparable cash collections and customer advances and billings in excess of cost, partially offset by net income growth, increases in accounts payable and accrued salaries.
Net cash used in investing activities
Cash used in investing activities for the nine-month period ended September 27, 2020 improved by $3.5 million from the comparable period in 2019, primarily driven by lower expenditures for net property and equipment.
Net cash used in financing activities
Cash used in financing activities for the nine-month period ended September 27, 2020 improved by $68.5 million from the comparable period in 2019. The increase was primarily driven by the Recapitalization in 2020 partially offset by lower net borrowings.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	September 27,	December 31,
	2020	2019
First Term Loan	$491,867	$506,772
Second Term Loan	128,783	265,329
Revolving Credit Facility	—	—
Total debt	620,650	772,101
Unamortized discount and debt issuance costs	(13,568)	(22,164)
Total debt, net of discount and debt issuance costs	607,082	749,937
Less current maturities of long-term debt	(23,044)	(22,007)
Total long-term debt, net of current	$584,038	$727,930
The following discusses the Company’s borrowing arrangements as of September 27, 2020. Subsequent to quarter end, the Company completed a refinancing of its existing indebtedness as further discussed below.
The Company’s borrowing arrangement provides for borrowings up to $491.9 million under a first lien term loan credit agreement, dated October 26, 2016, as amended (the “2016 First Term Loan”), $128.8 million under a second lien term loan credit agreement, dated October 26, 2016, as amended (the “2016 Second Term Loan”), and $150.0 million under a revolving credit facility dated October 26, 2016, as amended (the “2016 Revolving Credit Facility,” and together with the 2016 First Term Loan and the 2016 Second Term Loan, the “2016 Credit Agreements”). Principal and interest are due quarterly on the 2016 First Term Loan and interest is due quarterly on the 2016 Second Term Loan. The maturity date of the 2016 First Term Loan is October 20, 2022. For the 2016 Second Term Loan the maturity date is October 20, 2023. For the Company’s 2016 Revolving Credit Facility the maturity date is October 20, 2021.
In connection with the Business Combination, Shay was required to amend its 2016 Credit Agreements and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business Combination the outstanding balance on the 2016 Second Term Loan was reduced by approximately $136.5 million to a principal balance of $128.8 million.

The 2016 Credit Agreements require the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios.
The 2016 Credit Agreements also contain various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.

PAE was in compliance with the financial covenants under the 2016 Credit Agreements as of September 27, 2020. See Note 10 - “Debt” of the notes to the condensed consolidated financial statements.
On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into new senior secured credit facilities (the “2020 Credit Agreements”). The 2020 Credit Agreements establish a $740.0 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.50%, a $150.0 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.50%, and a $175.0 million senior secured revolving credit facility maturing in October 2025 priced at LIBOR plus a spread of 1.75% to 2.25%.

The loans under the 2020 Credit Agreements are secured by a first lien over substantially all of the Company's assets as well as affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates.

The Company used the proceeds from the 2020 Credit Agreements to repay the amounts outstanding under its existing first lien and second lien term loan facilities, with the remaining amounts to be used for general corporate purposes, potential mergers and acquisitions, and transaction fees and expenses.

For more information about the 2020 Credit Agreements, see the Company’s Form 8-K filed October 22, 2020, File No. 001-38643.

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

PAE’s contracts contain promises to provide distinct goods or services to its customers. These represent separate performance obligations and units of account. PAE’s management evaluates whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single arrangement at the outset of the contract. Most of PAE’s contracts consist of providing a complex set of interrelated goods and services that together provide a single deliverable or solution to the customer, and accordingly are accounted for as a single performance obligation. PAE also may engage with a customer on a contract where multiple distinct goods or services may be provided. In such circumstance, multiple performance obligations exist, and PAE would allocate the contract’s transaction price to the individual performance obligations based on the estimated relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which PAE forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service promised.

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

During the fourth quarter of 2019, PAE performed the annual qualitative impairment test for both of its reportable segments and noted that no impairment existed. There were no events or circumstances during the three-month and nine-month periods ended September 27, 2020 indicating that the carrying amount of goodwill was impaired. The Company has considered the implications of COVID-19 as they relate to the carrying value of goodwill and indefinite-lived assets. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three-month and nine-month periods ended September 27, 2020. Management expects that such impact will similarly be marginally unfavorable to the Company’s full year results. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the COVID-19 pandemic will have a materially adverse impact on such options. Our liquidity position has not been materially impacted, and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations where we and our suppliers operate, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
Item 1A. Risk Factors
For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading "Risk Factors" in our prospectus on Form 424B3, filed with the SEC on April 23, 2020, File No. 333-236468 (the “Prospectus”). There have been no material changes from the risk factors set forth in the Prospectus, other than the additional risk factor provided below.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information
On February 7, 2020, Gores III held a special meeting of stockholders in lieu of its 2020 Annual Meeting (the “2020 Meeting”). The definitive proxy statement for such meeting disclosed that it was anticipated that the 2021 Annual Meeting of Stockholders of Gores III (now PAE Incorporated) would be held no later than June 2021 (the “2021 Annual Meeting”). As of the date of this filing, PAE intends to hold its 2021 Annual Meeting on or about May 28, 2021 at a time and location to be determined. Because the date of the 2021 Annual Meeting will differ by more than thirty (30) calendar days from the anniversary date of the 2020 Meeting, PAE is providing the following disclosure in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Bylaws Advance Notice Deadline for Submission of Stockholder Proposals and Director Nominations

Pursuant to the Company’s Amended and Restated Bylaws (the “Bylaws”), since the 2021 Annual Meeting is being advanced by more than forty-five (45) calendar days from the date of the 2020 Meeting, for notice of stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations to be timely they must be so received not earlier than the opening of business on the 120th day before the 2021 Annual Meeting and not later than the later of; (A) the close of business on the 90th day before the 2021 Annual Meeting; or (B) the close of business on the 10th day following the day on which public announcement of the date of the 2021 Annual Meeting is first made by PAE. As this is PAE’s first public disclosure of the date of the 2021 Annual Meeting, to be considered timely, stockholder proposals submitted outside of Rule 14a-8 of the Exchange Act and director nominations, in each case intended to be brought before the 2021 Annual Meeting, must be received no earlier than the opening of business on Thursday, January 28, 2021 and not later than the close of business on Saturday, February 27, 2021. Any such stockholder proposals and director nominations must be directed to the Company’s Executive Vice President, General Counsel & Secretary at our corporate offices at PAE Incorporated, 7799 Leesburg Pike, Suite 300 North Falls Church, Virginia 22043. Such stockholder proposals and director nominations must also comply with the advance notice provisions contained in Sections 2.7 and 3.2 of the Company’s Bylaws.
Rule 14a-8 Deadline for the Submission of Stockholder Proposals
As noted above, the 2021 Annual Meeting date will represent a change of more than thirty (30) calendar days from the anniversary date of the 2020 Meeting. As a result, pursuant to Rule 14a-8 under the Exchange Act, a new deadline will apply for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act for inclusion in the Company’s proxy materials for the 2021 Annual Meeting. Pursuant to Rule 14a-8(e)(2) under the Exchange Act, such proposals must be received on or before the close of business on Thursday, December 17, 2020, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials for the 2021 Annual Meeting, as such date is approximately 120 calendar days prior to when the Company anticipates printing and distributing its proxy materials for the 2021 Annual Meeting. Such proposals must be directed to the Company’s Executive Vice President, General Counsel & Secretary at our corporate offices at PAE Incorporated, 7799 Leesburg Pike, Suite 300 North, Falls Church, Virginia 22043. Such proposals must also comply with Rule 14a-8 of the Exchange Act.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

2.1*
Stock Purchase Agreement dated October 26, 2020, by and among Pacific Architects and Engineers, LLC, CENTRA Technology, Inc., certain stockholders of CENTRA Technology, Inc., and Barbara Rosenbaum as the sellers representative

10.1*
Amended and Restated First Lien Term Loan Credit Agreement, dated as of October 19, 2020, by and among PAE Holding Corporation, PAE Incorporated, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent

10.2
Amendment No. 3 to Revolving Credit Agreement, dated as of October 19, 2020, by and among PAE Holding Corporation, PAE Incorporated, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent

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

*Schedules and other similar attachments to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2020	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Executive Vice President & Chief Financial Officer