Form 10-K
period 2020-12-31
PAE Inc
filed 2021-03-16
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

Securities registered pursuant to Section 12(g) of the Act : None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non‑affiliates computed as of the last business day of the registrant’s quarter ended June 28, 2020 was $641,171,952.

The number of shares of the registrant’s common stock outstanding as of March 9, 2021 was 93,069,815

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K (the “Form 10-K”) contains our audited consolidated financial statements for the year ended December 31, 2020.

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

On February 10, 2020 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores Holdings III, Inc. (“Gores III”), EAP Merger Sub, Inc., EAP Merger Sub II, LLC (“Second Merger Sub”), Shay Holding Corporation (“Shay”), and Platinum Equity Advisors, LLC (in its capacity as the stockholder representative) (the “Merger Agreement”), as more fully described in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2020, and the amendment thereto filed on March 11, 2020. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Shay (as it existed immediately prior to the Second Merger, as such term is defined in the Merger Agreement) and its subsidiaries, changed our name from “Gores Holdings III, Inc.” to “PAE Incorporated”, and changed the trading symbols of our Class A Common Stock and Public Warrants on Nasdaq from “GRSH” and “GRSHW,” to “PAE” and “PAEWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization (the “Recapitalization”), in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Form 10-K, including in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 8. Financial Statements and Supplementary Data” and the notes thereto, the financial information relating to the year ended December 31, 2019 are those of Shay and its subsidiaries, and for the year ended December 31, 2020, the financial information includes the financial information of Shay and its subsidiaries for the period prior to the Closing and the financial information of PAE Incorporated and its subsidiaries for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” of the Notes to the consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “PAE,” the “Company,” “we,” “us,” and “our” refer to PAE Incorporated and its consolidated subsidiaries taken as a whole.

PAE Incorporated
Form 10-K
For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to management’s assumptions, expectations, projections, intentions and/or beliefs about future events or occurrences, including relating to financial performance, business strategies or expectations for our business, and such forward-looking statements involve a number of judgments, risks and uncertainties. Specifically, forward-looking statements may include statements relating to:

•changes in the market for our services;
•our ability to collect receivables from the U.S. Government or other customers;
•the impact of COVID-19 or the COVID-19 pandemic on our customers or our business, results of operations and financial condition;
•the effect on the Company of, and our ability to comply with, government procurement, anti-bribery, international trade, environmental, health and safety and other federal civil and criminal laws, regulations and requirements;
•our success in passing governmental audits and in maintaining internal controls and procedures, competitive bidding processes, and performance standards required by the U.S. Government and its agencies;
•our ability to receive the amounts estimated under the U.S. Government contracts in our backlog;
•expansion plans and opportunities and our ability to achieve anticipated results and synergies relating thereto;
•our ability to comply with financial and non-financial covenants in our credit facilities;
•our ability to effectively identify and manage our exposure to market risks;
•the impact on our financial statements of past or future changes in accounting policies and guidance;
•the effect of the impact of inflation on replacement costs for our property and equipment on our results of operations and financial condition; and
•other statements preceded by, followed by or that include the words “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions, whether in the negative or affirmative.

The timing of certain events and circumstances and known and unknown risks and uncertainties could cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. Some factors that could cause actual results to differ include:

•a loss of contracts with the U.S. Government or its agencies or other state, local or foreign governments or agencies, including as a result of a reduction in government spending;
•service failures or failures to properly manage projects;
•issues that damage our professional reputation;
•disruptions in or changes to prices relating to our supply chain, including as a result of difficulties in the supplier qualification process;

•failures on the part of our subcontractors or joint venture partners to perform their contractual obligations;
•failures to maintain strong relationships with other contractors;
•the impact of a negative audit or other investigation;
•failure to comply with numerous laws and regulations regarding procurement, anti-bribery and organizational conflicts of interest;
•failure to comply with the laws and other security requirements governing access to classified information;
•inability to share information from classified contracts with investors;
•impact of implementing various data privacy and cybersecurity laws;
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
•risks from operating internationally;
•the effects of the COVID-19 outbreak and other pandemics or health epidemics, including disruptions to our workforce and the impact on government spending;
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
•the impact of the expiration of our collective bargaining agreements; and other risks and uncertainties described in this Annual Report on Form 10-K, including under the section entitled “Risk Factors,” and described in our other reports filed with the Securities and Exchange Commission (“SEC”).

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.     BUSINESS

Overview

PAE is a leading, highly diversified, global company that provides a broad range of operational solutions and outsourced services to meet critical and enduring needs of the U.S. Government, other allied governments, international organizations and companies. PAE merges technology with advanced business practices to deliver faster, smarter and more efficiently managed services. Whether clients require high-profile support to operate large U.S. embassies around the world or need technical solutions for programs that monitor bioterrorism agents, PAE delivers for its customers. PAE leverages its scale, over 65 years of experience and talented global workforce of approximately 20,000 to provide the essential services PAE’s clients need to tackle some of the world’s toughest challenges.

Over PAE’s extensive history, it has delivered mission-critical services to the U.S. Government and international partners. When PAE’s clients need support for critical missions around the globe, PAE has service offerings to meet their requirements in numerous areas, including counter-threat advisory services, training, business process outsourcing, intelligence mission support, intelligence analytics, physical electronic security, test and training range operations, aircraft maintenance, vehicle maintenance, humanitarian and stability operations, base operations, lifestyle logistics operations and space development operations.

PAE’s business model is founded on deep-rooted relationships with key customers, a lean cost structure and a global presence with local knowledge and specialized technical expertise. PAE has a diversified set of long-term customer contracts that drive backlog and stable, visible growth with no single contract providing more than 9.0% of total revenue for the year ended December 31, 2020. The U.S. Department of Defense (“DoD”) and the U.S. Department of State (“DoS”) are PAE’s largest customers and accounted for 36.0% and 19.0% of its revenue during the year ended December 31, 2020, respectively and 39.0% and 24.0% of its revenue during the year ended December 31, 2019, respectively. In addition, PAE’s experienced management team has grown its capabilities over the past decade through the successful identification, execution and integration of carefully targeted acquisitions that aim to expand its markets and margins.

PAE expects to continue to leverage its scale and capital structure in order to pursue additional acquisition opportunities that will further broaden its capabilities, customer access and addressable markets as PAE looks to participate in the consolidation of a fragmented industry and capitalize on synergistic opportunities. A significant portion of PAE’s growth is in key national security markets.

Based in Falls Church, Virginia, PAE currently operates through two primary segments – Global Mission Services (“GMS”) and National Security Solutions (“NSS”). GMS and NSS contributed 76.6% and 23.4%, respectively, to revenues for the year ended December 31, 2020. PAE separately maintains a non-operating segment, Corporate, to which it allocates costs associated with certain corporate functions, including costs that are not reimbursed by U.S. Government customers. See Note 18-“Segments” to the notes to the consolidated financial statements for further discussion of PAE’s segments.

Segments

Global Mission Services (“GMS”) Segment

PAE’s GMS business generated approximately $2,080.5 million, $2,099.7 million and $1,968.9 million in revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The GMS business supports complex and critical missions of the U.S. Government globally through the following service areas:

•Logistics and Stability Operations – lifecycle logistics operations and humanitarian and stability operations, primarily in remote areas of the world where few companies have the scale, knowledge and workforce to provide these services.
•Infrastructure Management – mission operations support, space development and operations as well as test and training range operation management and support.
•Force Readiness – maintenance and repair of military and civilian vehicle fleets and aircraft worldwide.

National Security Solutions (“NSS”) Segment

PAE’s NSS business generated approximately $634.2 million, $664.2 million and $640.0 million in revenue for the years ended December 31, 2020, 2019 and 2018, respectively. The NSS business provides enduring support for essential missions of the U.S. Government both domestically and abroad through the following service areas:

•Intelligence Solutions – Intelligence analysis, mission support, program management, engineering services and training solutions.
•Counter-Threat Solutions – training support and counter-terrorism solutions related to the implementation of homeland security.
•Information Optimization – business process outsourcing (“BPO”) services to government agencies, including citizenship processing and litigation services and systems support.

Competition

PAE operates in the public and private sectors to perform activities that are highly competitive in a variety of environments, across business lines and geographic boundaries. The industries in which PAE operates consist of a large number of enterprises ranging from small, niche-oriented companies to multi-billion dollar corporations that serve many government and commercial customers. Competition is measured by various factors, including services offered, experience, price, geographic reach and mobility. PAE’s competitive advantage stems from distinctive technical competencies, its established track record of past performance, domain expertise, experience in the various industries that PAE participates, deep-rooted customer relationships and the size of PAE’s vetted workforce. PAE’s principal competitors include Amentum Services, Inc, Booz Allen Hamilton, CACI International Inc., Jacobs Engineering Group Inc., KBR, Inc., Leidos Holdings, Inc., Parsons Corporation and Science Applications International Corporation.

Backlog

PAE defines backlog to include the following two components:

•Funded backlog: Represents the value on contracts for which funding is appropriated less revenues previously recognized on these contracts.

•Unfunded backlog: Represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. Unfunded backlog does not include any estimate of future potential task orders expected to be awarded under indefinite delivery, indefinite quantity (“IDIQ”), U.S. General Services Administration schedules or other master agreement contract vehicles. Unfunded backlog includes (i) unexercised option years, to the extent their issuance or exercise is probable, as well as (ii) contract awards, to the extent PAE believes contract execution and funding is probable.

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

As of December 31, 2020, PAE’s backlog was $7,915.4 million, of which $1,423.3 million was funded and $6,492.1 million was unfunded. As of December 31, 2019, PAE’s backlog was $6,351.8 million, of which $1,484.4 million was funded and $4,867.4 million was unfunded. Backlog is converted to revenue as work is performed or goods are delivered over the life of a contract. Backlog consists of remaining performance obligations (see Note 2 - “Significant Accounting Policies” and Note 4 - “Revenues”, in the notes to the consolidated financial statements), plus unexercised options.

Human Capital Management

Employees

As of December 31, 2020, including its joint ventures, PAE’s workforce numbered approximately 20,000 across approximately 60 countries around the world and all seven continents. Approximately 75.0% of its employees are located in the United States. Approximately 13.0% of PAE’s employees are covered by collective bargaining agreements. PAE believes that its employee relations are positive.

Occupational Health, Safety, and Environmental Protections

PAE recognizes the protection of the environment and the safety of its employees as imperative to our operational success. Our policies make clear our commitment to compliance obligations and that prevention is the first line of defense against hazardous environmental and safety impacts. Local environmental, safety and health representatives implement various initiatives at program sites with the objective of meeting targeted goals aimed at eliminating injuries and negative environmental impacts, including pollution prevention resulting from our operations. Initiatives include safety councils that develop safe work practices, promote employees’ interests in occupational health and safety issues and bring employee representatives together for safety-related discussions.

Diversity and Inclusion

Operating in approximately 60 countries on all seven continents, PAE’s diverse workforce comprises individuals who represent a wide spectrum of ages, ethnicities, religions and races. Guided by our values, we operate with a priority on diversity and inclusion. We support a diverse workforce that begins even before an employee is hired. PAE provides employment opportunities for candidates within minority groups through proactive recruiting strategies to identify candidates with diverse backgrounds. For instance, we partner or work with local job networks and campaigns that reach more than 18,000 organizations and professional associations that provide career opportunities to minority audiences. Further, to protect our employees from abuse or harassment, and to ensure that our working environment is inclusive and respectful of all employees, PAE implemented a zero-tolerance policy against discrimination. Every PAE employee is trained on our policies on non-discrimination and Equal Employment Opportunity.

Health and Wellness

PAE offers a robust suite of services, programs and initiatives to support employee health. Health fairs offer employees the opportunity to speak directly to their benefits vendors about coverage and health service options so they are better informed and prepared to make educated choices. Employees that participate in company-sponsored health insurance have access to additional services, including a benefit that supports employees with weight management and living with diabetes and hypertension. PAE’s benefits service provider also helps participants manage acute, complex and chronic conditions with advocacy, education, decision support and through bridging gaps in care.

All PAE employees, regardless of their participation in company-sponsored health insurance, have access to several programs that promote their health and wellness. Focused on encouraging physical activity and healthy habits, PAE offers a specialized wellness platform that engages employees through team or individual challenges and individualized wellness journeys. For example, all employees are eligible to receive free telephonic life coaching, financial counseling and virtual or in-person professional counseling sessions. In addition, PAE employees have access to resources for child and elder care management services. This includes locating care giving service providers and providing in-person assessments, check-in services and on-site evaluations. Finally, PAE’s wellness platform offers online learning opportunities, resources and numerous convenience services for everyday needs.

Professional Development

Our employees’ professional development is important to PAE. Our Learning and Development team strategizes corporate and individualized training needs with management and functional leads and utilizes a variety of tools and training mechanisms to ensure that our employees receive access to training programs relevant to their professional development. PAE also offers tuition assistance for eligible employees who may wish to pursue eligible continuing education, as well as leadership development, certification preparation and self-paced learning.

Regulatory Matters

U.S. Government Contracts

Government Procurement Regulations. PAE’s business is impacted by government procurement, anti-bribery, international trade, environmental, health and safety and other federal civil and criminal laws, regulations and requirements. Below is a summary of what we believe are the most significant laws and regulations that impact PAE’s business. This summary is not exhaustive and many other laws and regulations may apply, including those of jurisdictions outside the United States.

The services PAE provides to the U.S. Government are subject to the Federal Acquisition Regulation (“FAR”) and agency FAR supplements, the Truthful Cost or Pricing Data requirements (commonly referred to as the “Truth in Negotiations Act”), the U.S. Government Cost Accounting Standards (“CAS”), the Service Contract Act (“SCA”), the False Claims Act

(“FCA”), the Foreign Corrupt Practices Act (“FCPA”), export control requirements, agency security regulations, federal employment laws and regulations (including equal opportunity and affirmative action requirements), as well as many other laws and regulations. These laws and regulations affect how PAE transacts business with its clients and, in some instances, impose additional costs on PAE’s business operations. A violation of specific laws and regulations could lead to fines, contract termination or suspension of future contracts. Generally, PAE’s government clients can also terminate, renegotiate or modify any of their contracts with PAE at their convenience, and many of PAE’s government contracts are subject to renewal or extension annually.

•The FAR sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit requirements and restrictions on organizational conflicts of interest. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, as well as the assessment of penalties and fines that could lead to suspension or debarment from government contracting or subcontracting for a period of time.
•The FCA imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FCA and other similar laws may result in criminal fines, imprisonment and civil penalties for each false claim submitted and debarment from government contracting or subcontracting for a period of time. The FCA also allows private individuals to bring a suit on behalf of the U.S. Government against an individual or entity for violations of the FCA. These suits, also known as qui tam actions, may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.
•The requirement for Truthful Cost or Pricing Data mandates that, when applicable, PAE provides current, accurate and complete cost or pricing data in connection with the negotiation of certain contracts, modifications or task orders, including those that are not subject to full and open competition (e.g., a sole-source procurement).
•The FCPA prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. Other jurisdictions in which PAE does business have similar laws.

Bid Protests. Disappointed bidders and firms excluded from competition for U.S. Government contracts and task orders can avail themselves of bid protest remedies by submitting a protest challenging the agency’s award decision to the agency, the Government Accountability Office, or the U.S. Court of Federal Claims within specified time limits. Contract performance can be suspended while a protest is pending, and an awarded contract can be terminated for convenience if found to have been improperly awarded, typically requiring the agency to make a new award decision.

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

Classified Programs. PAE is involved in programs that are classified by the U.S. Government and is limited in its ability to provide information about such programs. The operating results of these classified programs are included in PAE’s consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of PAE’s other U.S. Government contracts and generally are subject to the same oversight and internal controls as other U.S. Government contracts.

U.S. Government Contracting Process and Contract Types

The Competition in Contracting Act of 1984 generally requires U.S. Government agencies to obtain “full and open competition” in selecting companies to perform most contracts. If a U.S. Government agency has a requirement for goods or services, it typically posts its requirements on the U.S. Government’s “Contract Opportunities” website. Interested contractors may submit information indicating their desire to provide the required products or services. The agency then solicits competitive offers from qualified contractors; in the case of negotiated procurements, it typically issues a formal request for a proposal (“RFP”). The RFP describes the desired goods or services and the terms and conditions that will form the final agency contract. In negotiated procurements, the RFP includes the evaluation criteria that the agency will use to determine which contractor will be selected for the contract. Interested contractors then submit proposals in response to the RFP, and the agency evaluates all the proposals, and, in its discretion, may ask for clarifications and engage in discussions with interested contractors.

Agencies may award negotiated contracts on a “best value” basis, which means that the contractor selected for the award should, in the agencies’ judgment, provide the greatest overall benefit in response to the requirement, considering technical merit, cost and relevant past performances. This process can sometimes take a year or more.

In some cases, full and open competition is not required. Depending upon the circumstances, contracts can be awarded to contractors on a “sole-source” basis or with limited or restricted competition. For example, this can occur when the agency’s need for the services is of such an unusual and compelling urgency that the United States would be seriously injured unless the agency is permitted to limit the number of sources from which it solicits bids or proposals. A contract can also be awarded to a contractor on a sole-source basis, or with limited or restricted competition, when the services needed by the agency are available from only one responsible source or only from a limited number of responsible sources and no other type of services will satisfy the needs of the agency. From time to time, PAE is awarded contracts on a sole-source basis.

Government contracts are generally classified as single-award contracts or multi-award contracts. In single-award contracts, PAE is the sole contractor under the applicable contract, whereas in multi-award contracts, it is one of multiple contractors.

Many of PAE’s U.S. Government contracts are IDIQ contracts. IDIQ contracts are essentially umbrella contracts that set forth the basic terms and conditions under which an agency may order goods and services from one or, in many cases, more than one, contractor from time to time during the term of the IDIQ contracts. Typically, these contracts will also specify the labor or skill categories that the government agency believes are necessary to perform the contract work and may also specify the labor rates applicable for each contract labor and/or skill category.

Contract Types

Generally, the type of contract used for the acquisition of our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including: the type and complexity of the work to be performed; the degree and timing of the responsibility to be assumed by the contractor for the costs of performance; the extent of price competition; and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee (contract profit). This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk and generally require us to use our best efforts to accomplish the scope of work within a specified time and amount of costs.
•Time and material (“T&M”) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or when it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance.
•Firm-fixed price (“FFP”) contracts provide a predetermined price for specific solutions. These types of contracts offer us the potential for increased profits if we can complete the work at lower costs than anticipated. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits or losses from increased or unexpected costs.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees is finally determined. Given the relative amount of risk assumed by the contractor, cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the last three fiscal years, see Note 4 - “Revenues - Disaggregated Revenues” of the notes to the consolidated financial statements.

U.S. Government Audits

PAE’s government contracts are subject to audits at various points throughout the contracting process. Pre-award audits may be performed prior to the award of cost-reimbursable contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. Government to negotiate the contract effectively. In addition, the U.S. Government may perform a pre-award audit to determine PAE’s capability to perform under a contract. During the performance of a particular contract, the U.S. Government may have the right to examine PAE’s costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon completion of a cost-reimbursable contract, the U.S. Government typically performs an incurred cost audit of all aspects of contract performance to ensure that PAE has performed the contract in a manner consistent with its proposal. The government also may perform a post-award audit for proposals that are subject to the requirements for Truthful Cost or Pricing Data to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The U.S. Government and its agencies, such as the Defense Contract Audit Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”), the Defense Counterintelligence and Security Agency (“DCSA”), the Defense Criminal Investigative Service, the DoD Inspector General, the Special Inspector General for Afghanistan Reconstruction, the Special Inspector General for Iraq Reconstruction, the Office of Federal Contract Compliance Programs, and the Department of Labor (“DoL”), routinely audit and review PAE’s activities. These agencies review performance under PAE’s contracts, its cost structure and its compliance with applicable laws, regulations and standards, as well as the adequacy of, and its compliance with, PAE’s internal control systems and policies. In particular, the DCAA reviews the adequacy of, and PAE’s compliance with, PAE’s internal control systems and policies, including its labor, billing, accounting, purchasing, property, estimating, budgeting and planning, indirect vs. direct costs, and compensation and management information systems. The DCAA has the right to perform audits on PAE’s incurred costs on all flexibly priced contracts on an annual basis. An adverse finding under a DCAA audit could result in the disallowance of PAE’s costs under a U.S. Government contract, termination of U.S. Government contracts, forfeiture of profits, suspension of payments, fines and suspension, and prohibition from doing business with the U.S. Government. Final approval of submitted yearly contract incurred costs may be years from the date of submission of the contract costs. PAE currently has ongoing audits of its incurred indirect costs in relation to certain contracts. For further information refer to the risk factor entitled “A negative audit or other investigations by the U.S. Government could adversely affect PAE’s ability to receive U.S. Government contracts and its future operating performance, and could result in financial or reputational harm, including disbarment from receiving government contracts”.

At any given time, many of PAE’s contracts may be under review by the DCAA and other government agencies. PAE cannot predict the outcome of such ongoing audits and what impact, if any, such audits may have on its future operating performance.

Over the last few years, U.S. Government contractors, including PAE, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies, and PAE expects that this trend will continue. If any of its internal control systems or policies are found to be non-compliant or inadequate, payments may be suspended under PAE’s contracts or it may be subjected to increased government scrutiny and approval procedures that could delay or adversely affect its ability to invoice and receive timely payment on its contracts, perform contracts or compete for contracts with the U.S. Government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of PAE’s control systems.

International Operations

PAE’s contracts performed internationally may be subject to additional U.S. laws, regulations and policies, including the FCPA, in addition to the local laws of the jurisdictions in which PAE operates. To the extent that PAE provides products, technical data and services outside the United States, it is also subject to U.S. laws and regulations governing international transactions, including, but not limited to, the International Traffic in Arms Regulations under the Arms Export Control Act, the Export Administration Regulations under the International Emergency Economic Powers Act, and financial and trade sanctions against embargoed countries, individuals, and organizations that are specially designated nationals or blocked parties, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

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

Risk Insurance

PAE has tailored its casualty and property risk insurance programs to fit the business risk and to leverage costs of these solutions as part of its offerings to government customers. PAE has a high-deductible workers’ compensation policy to cover its domestic employees, and relies on Defense Base Act (the “DBA”) coverage for its international employees. The DBA generally requires insurance coverage to be provided to persons employed at U.S. military bases and under certain contracts with or funded by the U.S. Government outside of the United States, the cost of which is typically passed on to PAE’s customers. PAE’s high-deductible approach extends to automobile liability and property coverage, which includes rented equipment, such as cranes and machinery. PAE self-insures automotive property for its owned, leased and rented vehicles as its fleet auto safety program enables it to maintain very low losses. Government-furnished equipment is generally not insured by PAE per the government’s regulations. PAE’s operations cover a wide range of types and geographies. Therefore, PAE has implemented a diverse approach to specialty coverage, including aviation, marine, cargo, professional liability, kidnap and ransom, pollution, medical malpractice and business travel. PAE’s business travel policy is comprehensive given the significant numbers of expatriate employees and the environments in which they work. In addition, PAE has corporate insurance coverages, including those for directors and officers, fiduciary, crime and employment practices liability.

PAE’s History

PAE has a long history of providing critical services to its customers all over the world. PAE was founded in 1955 as an architecture and engineering firm to provide facility design and construction supervision services to the U.S. Army Corps of Engineers, Navy and Air Force based in Asia. PAE became one of the largest providers of diverse contract services to the U.S. Army during the Vietnam War era and employed thousands of personnel overseas.

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

Following the Cold War, PAE significantly expanded its geographic presence. PAE worked on contracts in many additional countries, including Afghanistan, Nigeria, Iraq, Liberia, Bosnia, East Timor, Zaire (now the Democratic Republic of the Congo), the United Arab Emirates, Colombia, Bahrain, Sudan, Haiti, El Salvador and Ghana.

In 2006, Pacific Architects and Engineers Incorporated (now known as Pacific Architects and Engineers, LLC) and its subsidiaries (“PAE, LLC”) were acquired by Lockheed Martin Corporation (“LMC”). During its ownership period, LMC broadened PAE, LLC’s service capabilities and expanded its infrastructure. PAE Holding Corporation (“PAE Holding”) was incorporated in the state of Delaware in February 2011 by an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”), and in April 2011, PAE Holding acquired PAE, LLC from LMC; Lindsay Goldberg focused on expanding PAE’s business, completing four acquisitions during the course of its ownership. Shay was incorporated in the state of Delaware in January 2016 by an affiliate of Platinum Equity, LLC (together with its affiliates, “Platinum Equity”), and in March 2016, Shay’s indirect subsidiary acquired PAE Holding from Lindsay Goldberg. During Platinum Equity’s ownership period, PAE saw an increased focus on operational excellence and the continued pursuit of strategic initiatives. PAE executed targeted enhancements to its smart services platform for tech-enabled capabilities and innovative solutions that benefit its customers while expanding continuous improvement efforts to optimize its cost structure and competitiveness.

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

Acquisition History

Through organic growth and acquisitions, PAE has developed into a prominent services provider to the U.S. Government on a global scale. PAE has completed and integrated eight significant acquisitions since 2011, most recently expanding its capabilities in intelligence support, international disaster response, adjudication support services, and BPO. During this period, acquisitions allowed PAE to provide new services to existing customers while developing relationships with new customers and have helped PAE in its goal to continue growing its addressable markets and margins.
•In October 2011, PAE completed the acquisition of Defense Support Services LLC (“DS2”), a provider of aviation and base operation services to military services and other customers. The DS2 acquisition added platform, aviation systems and facility maintenance, repair and overhaul capabilities to PAE’s core offerings, as well as bolstered its base operations support and logistics capabilities.
•In July 2013, PAE acquired the Applied Technology Division (“ATD”) of Computer Sciences Corporation. As a provider of space range and test and training range support services, adding ATD augmented PAE’s base operating services. Through the two strategic acquisitions of DS2 and ATD, PAE successfully leveraged the combined companies’ strong reputation, past performance and established customer relationships in the business capture process. PAE also spread costs across a significantly larger contract base and became more competitive in each of its markets.
•In January 2015, PAE acquired the Global Security and Solutions (“GS&S”) business unit of U.S. Investigations Services, LLC, a mission support service provider for customers across the law enforcement, homeland security and classified communities. The acquisition of GS&S increased its existing level of support to the Department of Homeland Security (“DHS”), the Department of Justice and to several clients in the classified market, with multiple long-term contracts focused on identity management, infrastructure protection, information management and mission support.
•In May 2015, PAE acquired A-T Solutions, Inc. (“ATS”), a provider of highly specialized counter-threat services to government customers. The acquisition of ATS enabled PAE to gain key capabilities in specialized training, intelligence, technology and operations. Additionally, the ATS acquisition allowed PAE to support several new customers in the national security and law enforcement sectors as well as international customers.
•In June 2017, PAE acquired FCi Federal, LLC (“FCi”), a provider of adjudication support services and business-process outsourcing for DoS and DHS customers. The acquisition of FCi provided PAE with entry into an adjacent market with large addressable whitespace, increased penetration into DHS and expansion into the immigration business processes services market.
•In February 2018, PAE acquired Macfadden & Associates, Inc. (“Macfadden”), a specialist in international disaster response. The acquisition of Macfadden allowed PAE to enhance its U.S. Agency for International Development capabilities and leverage Macfadden’s 30 years of experience in the development field.
•In November 2020, PAE acquired CENTRA Technology, Inc. (“CENTRA”), a provider of mission critical services to the intelligence community and other U.S. national and homeland security customers. The acquisition of CENTRA expanded and differentiated PAE's capabilities in intelligence analysis, communication systems integration and research, and development services for intelligence and defense customers.
•In November 2020, PAE acquired Metis Solutions Corporation (“Metis”), a provider of intelligence analysis, operational and tactical training, and program management to security and defense customers. The acquisition of Metis further strengthened PAE's intelligence, defense and national security businesses in areas of high priority for the U.S. Government.

Corporate Information

We were originally incorporated in Delaware on October 23, 2017 under the name “Gores Holdings III, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On September 11, 2018, we consummated our IPO, following which our shares began trading on Nasdaq. On February 10, 2020, we consummated the Business Combination and changed our name to “PAE Incorporated,” and we became the owner, directly or indirectly, of all of the equity interests of PAE Pinnacle Holdings, LLC and its subsidiaries.

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

ITEM 1A.     RISK FACTORS

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows, and competitive position. The Company’s financial condition, results of operations, cash flows, and competitive position could be significantly affected by the risks below or additional risks not presently known to the Company or by risks that the Company presently deems immaterial.

The risk factors set forth below describe what we believe to be the material risks, and uncertainties related to our financial condition, results of operations, cash flows, and competitive position. We have grouped the risk factors into four categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category.

Summary Risk Factors

The following is a summary of what we believe to be the material risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows, and competitive position.

Risks Related to PAE’s Business
•A loss of contracts, failure to obtain new contracts or reduction of services under existing contracts with the U.S. Government could adversely affect PAE’s operating performance.
•Customers could assert claims against PAE if PAE experiences service failures or fails to properly manage projects.
•PAE’s reputation and its ability to do business may be impacted by the improper conduct of employees, agents, business partners or others working on its behalf.
•Disruptions in supply of key materials and difficulties in the supplier qualification process, as well as increases in prices of materials, could adversely impact PAE’s results of operations.
•If PAE’s subcontractors, prime contractors or joint venture partners fail to perform their contractual obligations or if PAE does not maintain business relationships, then PAE’s performance could be adversely impacted.
•A negative audit or other investigations by the U.S. Government could adversely affect PAE’s ability to receive U.S. Government contracts.
•As a U.S. Government contractor, PAE is subject to various procurement and other laws and regulations and could be adversely affected by failure to comply with these laws.
•PAE is subject to the U.S. Government’s facility and personnel security clearance requirements, which are prerequisites to its ability to perform on classified contracts.
•Some of PAE’s contracts with the U.S. Government are classified, which may limit investor insight into portions of its business.
•PAE is subject to various data privacy and cybersecurity risks that could require significant investment into ongoing compliance activities or result in liability under various laws.
•PAE could incur significant liabilities as a result of environmental laws and regulations.
•PAE is subject to various claims, litigation and other disputes that could be resolved adversely.
•PAE’s business could be adversely affected by bid protests.
•PAE is exposed to risks associated with operating internationally. PAE has operations in the Middle East and in certain regions that may experience turmoil, political unrest and destabilization, insurgency, war or terrorism.
•PAE faces various risks related to public health crises, such as the COVID-19 pandemic.
•The loss of any member of PAE’s senior management could impair its relationships with U.S. Government customers and disrupt the management of its business. PAE may not be able to attract and retain skilled employees or contractors.
•Expiration of collective bargaining agreements may increase operating costs or cause work disruptions.
•PAE may not receive the full amounts estimated in its backlog.
•PAE’s financial results may vary significantly from quarter-to-quarter.

•Changes in estimates when accounting for contracts could have an adverse effect on PAE’s financial results.
•PAE’s earnings and profitability may vary based on the mix of its contracts and may be adversely affected by our failure to recover expenses, time and resources for our contracts.
•PAE could be adversely affected if clients do not approve requests for adjustments or claims.
•PAE may pursue or complete acquisitions, or other transactions, which represent additional risk and could impact future financial results. PAE may be unable to realize any benefit from its restructuring or cost reduction efforts.
•PAE may need additional capital to fund the growth of its business, and financing may not be available on favorable terms or at all.
•PAE may not able to obtain adequate indemnity or insurance coverage.
•Impairment of our goodwill assets could adversely affect PAE.
•Unanticipated changes in PAE’s tax provisions or exposure to additional U.S. and foreign tax liabilities could affect PAE’s profitability.
•Government withholding regulations could adversely affect PAE.
•The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could adversely affect PAE’s earnings and cash flows.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect us.

Risks Related to PAE’s Industry
•U.S. Government contracts may be subject to cancellation or delay by customers without penalty, PAE’s contracts are typically subject to recompetition, and PAE may not win the recompetition or may receive a significantly lower workshare.
•The failure by Congress to approve appropriations on a timely basis for the U.S. Government agencies supported by PAE could delay procurement of its services.
•Competition in PAE’s industry could limit its ability to attract and retain customers.
•U.S. Government contracting policies create preferences for various minority-owned, small and disadvantaged businesses that could limit PAE’s ability to be a prime contractor on certain government procurements.
•U.S. Government in-sourcing could result in loss of business opportunities and personnel.

Risks Related to PAE’s Indebtedness
•PAE’s substantial level of indebtedness could adversely affect it and prevent it from making dividends and distributions and payments on its other debt obligations (if any).
•Restrictive covenants in PAE’s credit agreements could restrict its operating flexibility.
•PAE’s credit agreements contain cross default or cross acceleration provisions that may cause all the debt issued under those instruments to become immediately due and payable.
•PAE may not be able to service its indebtedness if it does not generate sufficient cash flows.
•The phase-out of LIBOR may adversely affect PAE’s outstanding debt.

Risks Related to Our Class A Common Stock and Warrants
•Platinum Equity has significant influence over us, including the contractual right to nominate certain directors.
•Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt. Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

•The terms of the Warrants may be amended in a manner that may be adverse to warrant holders, and we may redeem unexpired Warrants at a time that is disadvantageous to warrant holders.
•If the Warrants are exercised, it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

I. Risks Related to PAE’s Business

a.Risks Related to Performance and Operations

PAE relies on contracts with U.S. Government entities for substantially all of its revenue. A loss of contracts, a failure to obtain new contracts or a reduction of services provided under existing contracts with the U.S. Government, including as a result of a reduction in U.S. Government spending, could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Substantially all of PAE’s revenue is derived from services ultimately provided to the U.S. Government. For the year ended December 31, 2020, PAE generated approximately 89.5% of its total revenue from contracts with the U.S. Government, with 35.7% of its total revenue from the DoD and 18.7% of its total revenue from the DoS. PAE’s largest single contract accounts for approximately 9.0% of its total revenue. The remainder of its revenue is derived from other U.S. agencies, including DHS, National Aeronautics and Space Administration (“NASA”), U.S. intelligence agencies, the National Science Foundation, non-governmental organizations and U.S. Government allies. PAE expects that U.S. Government contracts will continue to be its primary source of revenue for the foreseeable future. The continuation and renewal of PAE’s existing U.S. Government contracts and entrance into new U.S. Government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. Government agencies. Changes in U.S. Government spending could directly affect PAE’s operating performance and result in a loss of expected revenue. The loss or significant reduction in government funding of a program in which PAE participates could also result in a material decrease to PAE’s future sales, earnings and cash flows.

U.S. Government contracts are also conditioned upon the approval of spending by the U.S. Congress. In addition, Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. The factors that could impact U.S. Government spending and reduce PAE’s U.S. Government contracting business include: (i) policy and/or spending changes implemented by the incoming administration, any subsequent administration or Congress; (ii) a significant decline in, or reapportioning of, spending by the U.S. Government in general; (iii) changes, delays or cancellations of U.S. Government programs, requirements or policies; (iv) the adoption of new laws or regulations that affect companies that provide services to the U.S. Government; (v) U.S. Government shutdowns or other delays in the government appropriations process; (vi) changes in the political climate, including with regard to the funding or operation of the services PAE provides; and (vii) general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which PAE operates.

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

These or other factors could cause U.S. Government agencies to reduce their purchases under PAE’s contracts, to exercise their right to terminate PAE’s contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew PAE’s contracts. The loss or significant curtailment of PAE’s material U.S. Government contracts, the decision by PAE’s customers not to renew existing contracts or a failure to enter into new contracts could adversely affect PAE’s operating performance and result in a loss of expected revenue.

If PAE experiences service failures or fails to properly manage projects, its customers could assert claims against it for damages or refunds and its reputation could be harmed.

PAE’s engagements often involve large-scale, highly complex projects and PAE designs, implements and maintains service solutions that are often critical to PAE’s customers’ operations. The quality of PAE’s performance on such projects depends in large part upon its ability to manage the relationship with its customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and PAE’s own personnel, in a timely manner. PAE has experienced, and may in the future experience, service failures or schedule delays and other problems in connection with its work. If PAE experiences these problems, it may: (i) lose revenue due to adverse customer reaction; (ii) be required to provide additional services to a customer at no charge; (iii) cause customers to postpone, cancel or fail to renew contracts; and/or (iv) receive negative publicity, which could damage PAE’s reputation and adversely affect its ability to attract or retain customers. If a project experiences a performance problem, PAE may not be able to recover the additional costs it will incur, which could exceed revenues realized from a project. Finally, if PAE underestimates the resources or time it needs to complete a project with capped or fixed fees, it may not be able to recover such overage and its operating results could be seriously harmed.

Additionally, any errors or failure to meet customers’ expectations could result in claims for substantial damages against PAE. PAE’s U.S. Government contracts generally limit its liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to its customers to claims based on the contract itself (excluding fraud or false claim liabilities). However, PAE cannot be sure that these contractual provisions will protect it from liability for damages in the event it is involved in a dispute with a customer. PAE’s errors and omissions and product liability insurance coverage may not be adequate, may not continue to be available on commercially reasonable terms or otherwise, or may not be in sufficient amounts to cover one or more significant claims. In addition, the insurer may disclaim coverage as to some types of future claims, or the liability may be less than the insurance retention.

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

PAE’s employees, agents and others working on its behalf may take actions or engage in conduct that could violate the applicable laws of the jurisdictions in which PAE operates, including laws governing improper payments to government officials, the protection of export controlled or classified information, cost accounting and billing, competition, data privacy, post-employment restrictions for government employees and protection of proprietary information of former employers or third parties. In addition, PAE’s employees, agents or others may engage in fraud or self-dealing activities that damage the Company. PAE may not be able to prevent all such misconduct committed by its employees, agents or others working on its behalf, and the risk of misconduct may increase in the current economic and geopolitical environment and as PAE continues to expand globally.

Such improper actions could subject PAE to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government and other foreign governments and organizations, which could materially and negatively impact PAE’s reputation, operating performance, and ability to conduct business and could have an adverse effect on its financial position, results of operations and/or cash flows.

Disruptions in the supply of PAE’s key materials and difficulties in the supplier qualification process, as well as increases in prices of materials, could adversely impact its results of operations.

PAE’s business is affected by the price and availability of materials, such as fuel, water, food and component parts that it uses to provide its various services. The prices of PAE’s materials and other supplies are subject to fluctuations attributable to, among other things, changes in supply and demand, transportation and logistics accessibility and affordability, weather conditions and U.S. and other governmental incentives and controls. PAE’s business, therefore, could be adversely impacted by factors affecting its suppliers (such as, but not limited to, delays due to a pandemic such as COVID-19, the destruction of its suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by its suppliers’ employees or the failure of its suppliers to provide materials of the requisite quality), or by increased costs of such materials or components if PAE was unable to pass along such price increases to its customers. PAE’s business could also be adversely affected if it was unable to obtain these materials and components from its suppliers in the quantities it requires or on favorable terms.

Supplier qualification and management is a key element of successful and compliant federal contracting. This requires extension of many of the same regulatory requirements that apply to PAE to its supplier base, incorporation of applicable regulatory requirements into contractual documents, screening of suppliers for violations of law and regulation, and active inspection of supplier business practices. In addition, PAE is reliant on a small number of key suppliers to provide unique source materials such as aircraft components, cameras, and communication devices which are not available from other sources and must be protected from tampering or counterfeiting. PAE’s failure to secure its supply chain against disruption due to regulatory noncompliance, physical threats, or cyber threats could have an adverse impact on PAE’s financial position, results of operations and/or cash flows.

If PAE’s subcontractors, prime contractors or joint venture partners fail to perform their contractual obligations, or if PAE does not maintain business relationships, then PAE’s performance and its ability to obtain future business could be materially and adversely impacted.

PAE subcontracts with other companies to perform a portion of the services on some of PAE’s contracts. Subcontractors, which represented 22.8% of PAE’s direct costs for the year ended December 31, 2020, generally perform niche or specialty services for which they have more direct experience, such as catering services or specialized technical services, or otherwise have local knowledge of the region in which a contract will be performed. Often, PAE enters into subcontract arrangements to comply with requirements to award certain categories of services to small businesses. PAE generally does not have long-term contractual commitments with subcontractors, and skilled subcontractors may not continue to be available at reasonable rates and in the areas in which PAE conducts its operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. During performance of a contract, failure by a subcontractor to satisfactorily and timely deliver the agreed-upon supplies or services, violation of applicable U.S. Government procurement rules (such as, but not limited to, Combating Trafficking in Persons laws), or failure to pay lower tier subcontractors in a timely fashion may result in early termination of the agreement with that subcontractor or may harm PAE’s reputation and materially and adversely impact the Company’s ability to perform its obligations as the prime contractor. Government decisions to remove elements of work from a contract due to dissatisfaction with performance, funding limitations, or changes in contracting practices and priorities may also result in a need to terminate subcontract agreements. Such subcontractor performance deficiencies could also result in a customer terminating PAE’s contract for default. A termination for default could expose PAE to liability and adversely affect PAE’s operating performance and result in a loss of expected revenue.

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

Maintaining relationships with other U.S. Government contractors, who may also be its competitors, is important to PAE’s business and its failure to do so could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. To the extent that PAE fails to maintain good relationships with its subcontractors or other prime contractors due to either perceived or actual performance failures or other conduct, they may refuse to hire PAE as a subcontractor in the future or to work with PAE as a subcontractor. In addition, other contractors may choose not to use PAE as a subcontractor or choose not to perform work for PAE as a subcontractor for any number of additional reasons, including because they choose to establish relationships with PAE’s competitors or because they choose to directly offer services that compete with PAE’s business.

A negative audit or other investigations by the U.S. Government could adversely affect PAE’s ability to receive U.S. Government contracts and its future operating performance, and could result in financial or reputational harm, including disbarment from receiving government contracts.

PAE operates in a highly regulated environment and is routinely audited and reviewed by the U.S. Government and its agencies, such as the DCAA, the DCMA, the Defense Criminal Investigative Service, the DoD Inspector General, other agency inspectors general, the Special Inspector General for Afghanistan Reconstruction, the Special Inspector General for Iraq Reconstruction, the Office of Federal Contract Compliance Programs and the DoL. These agencies review performance under PAE’s contracts, PAE’s cost structure and PAE’s compliance with applicable laws, regulations and standards, as well as the adequacy of, and PAE’s compliance with, its internal control systems and policies. Costs ultimately found to be unallowable or improperly allocated to a specific contract will not be paid or must be refunded or credited to the U.S. Government if already disbursed PAE has received in the past, and may receive in the future government audit findings that include millions of dollars of questioned costs.

Audits may also review the adequacy of, and PAE’s compliance with, its internal control systems and policies, including PAE’s labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid. In addition, payments received by PAE for allowable direct and indirect costs are subject to adjustment after audit by U.S. Government auditors and repayment to the U.S. Government may be required if the payments do not comply with restrictions on allowable costs as provided in U.S. Government contracts. PAE’s audit risk with respect to these issues increases when it is performing services or supplying goods outside of the United States in contingency environments and other especially demanding circumstances. Any negative results from any audit of PAE’s control systems and policies by any U.S. Government agency, including any findings that PAE has not complied with any required policies or procedures, could delay or materially adversely affect PAE’s ability to invoice and receive timely payment on its contracts, perform contracts or compete for future contracts with the U.S. Government and could have an adverse effect on PAE’s operating performance.

U.S. Government contractors that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased scrutiny by agency inspectors general, special inspectors general, U.S. Government auditors, congressional committees, and public advocacy groups. Investigations pursued by any or all of these groups may result in adverse publicity and reputational harm for PAE, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, PAE has cooperated and expects to continue to cooperate with government inquiries of this nature.

Obtaining a designation from the DCMA that a contractor’s purchasing system has been certified as satisfactory is a significant advantage for a government contractor, enabling competition on government contracts that would otherwise be prohibitively difficult or costly to bid, or that would require disclosure of competitively sensitive information. Certified Purchasing System Reviews (“CPSRs”) are highly detailed and commonly result in findings recommending improvements or corrective actions. A significantly negative CPSR may result in decertification of the purchasing system that would result in a far more burdensome business development and proposal process. The requirements for these systems and audits are frequently evolving, and in compliance with such requirements may materially increase PAE’s costs.

As a U.S. Government contractor, PAE is subject to various procurement and other laws and regulations and could be adversely affected by failure to comply with these laws and regulations or changes in such laws and regulations.

U.S. Government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and requirements, although customary in U.S. Government contracting, increase PAE’s performance and compliance costs and are regularly evolving. For example, certain U.S. Government contracts that PAE performs in the United States are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits, and the Davis Bacon Act, which requires the “prevailing wage” to be paid for construction workers on federal projects as well as submission of a certification to the DoL. If the DoL determines that PAE violated any such laws or the DOL’s implementing regulations, PAE could be suspended from being awarded new U.S. Government contracts or renewals of existing contracts for a period of time, which could adversely affect its future operating performance.

PAE is subject to, and expected to perform in compliance with, a vast array of federal and state civil and criminal laws, including:

•the Truthful Cost or Pricing Data requirements (commonly referred to as the “Truth in Negotiations Act”);
•the Procurement Integrity Act;
•the Anti-Kickback Act;
•the CAS;
•the FAR and agency FAR supplements;
•the International Traffic in Arms Regulations promulgated under the Arms Export Control Act;
•the Close the Contractor Fraud Loophole Act;
•the Services Contract Act;
•the FCA;
•the Davis-Bacon Act; and
•federal and state employment laws and regulations (including equal opportunity and affirmative action requirements).

Actions under many of these laws may be brought by the government or by individuals (including PAE employees or former employees) on behalf of the government (who may then share a portion of any recovery). If PAE fails to comply with any of these laws and regulations, it may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, or may also suffer harm to its reputation, any of which could impair its ability to win awards of contracts in the future or receive renewals of existing contracts. If PAE is subject to civil and criminal penalties and administrative sanctions or suffers harm to its reputation, it could have an adverse effect on its financial position, results of operations and/or cash flows.

In addition, PAE is subject to the FCPA, which prohibits improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. In addition, PAE may also be subject to anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act of 2010. PAE has operations and deals with governmental personnel in countries known to experience, or that may be susceptible to, government corruption. PAE’s activities in these countries create the risk of unauthorized payments or offers of payments by its employees, consultants or contractors that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to PAE’s control. In addition, if PAE’s data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which PAE processes data PAE could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case its operations could be adversely affected.

Under PAE’s U.S. Government contracts, PAE is required to report significant overpayments it receives from the U.S. Government and other specified violations to the relevant agency inspector general. In 2020, PAE made four mandatory disclosures relating to subcontractor trafficking in persons compliance, subcontractor vendor’s fees, and missing program equipment. In addition, PAE’s compliance with procurement laws and regulations as well as its performance under the terms of its government contracts and subcontracts is periodically reviewed by U.S. Government agencies. PAE is currently, and may, from time to time, be subject to government investigation or litigation brought by or on behalf of the government under the federal regulations. See “Legal Proceedings” for additional information.

New laws, regulations or procurement requirements, or changes to current laws and regulations and requirements (including, for example, regulations related to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals) can increase PAE’s costs and risks and reduce its profitability. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. PAE also conducts business in certain identified growth areas, such as national security and national intelligence, which are highly regulated and may expose it to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of PAE’s business could result in civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, as well as damage to its reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, unfavorable publicity and allegations by PAE’s customers that it has not performed its contractual obligations.

PAE is subject to the U.S. Government’s facility and personnel security clearance requirements, including the DoD’s National Industrial Security Program Operating Manual which are prerequisites to its ability to perform on classified contracts for the U.S. Government.

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

PAE requires certain facility and personnel security clearances to perform its classified U.S. Government business. Any facility that is not audit ready, that is not staffed by appropriately cleared personnel, and/or that fails a routine DCSA inspection places its U.S. Government contracts in jeopardy. As such, PAE must comply with the requirements of the NISPOM and other applicable U.S. Government industrial security regulations. If PAE was to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to it under the terms of classified contracts), or if one or more of PAE’s facility or personnel security clearances is invalidated or terminated, it may not be able to continue to perform its existing classified contracts and may not be able to enter into new classified contracts, which could adversely affect its revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject PAE to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, which could have an adverse effect on its financial position, results of operations and/or cash flows.

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

Any failure by PAE, its vendors or other business partners to comply with international, federal, or state laws regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against it, legal liability, fines, damages and other costs. PAE may incur substantial expenses in implementing and maintaining compliance with such laws. Additional, PAE’s international operations also involve activities involving the transmittal of information, which may include personal data, that may expose PAE to data privacy laws in the jurisdiction in which it operates. For example, the General Data Protection Regulation (the “GDPR”), implemented on May 25, 2018 across the European Union (“E.U.”), imposes more stringent data protection obligations on companies that process personal data in the E.U. The GDPR created new compliance obligations, requires investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. In addition, California has enacted the California Consumer Protection Privacy Act of 2018 (the “CCPA”), which provides new consumer privacy rights to natural persons residing in California. The CCPA is the most prescriptive general privacy law in the United States and may lead to similar laws being enacted in other U.S. states or at the federal level. It is possible that the CCPA or similar laws will be deemed applicable to some aspects of PAE’s business, which would impose new compliance obligations and require additional investment into data protection activities. The CCPA went into effect on January 1, 2020. Any obligations that may be imposed on PAE under the CCPA or similar laws may be different from or in addition to those required by the GDPR, which may cause additional expense for compliance across various jurisdictions. The GDPR, the CCPA, and the laws of other U.S. states also impose obligations to maintain a cybersecurity program at a certain level of quality, as well as obligations that may require giving notice to affected individuals and to certain regulators in the event of a data breach.

In addition, many of the systems and networks that PAE develops, installs and maintains for its customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. Cybersecurity threats are significant and evolving and include, among others, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, PAE is also subject to other potential systems failures, including network, software or hardware failures, whether caused by PAE, third-party service providers (including operators of data centers and physical storage sites), natural disasters, power shortages, terrorist attacks or other events. PAE has been, and expects that it will be in the future, the target of social engineering attacks, including attempts by cybercriminals to spoof Company email accounts and impersonate Company executives in order to gain access to PAE funds. Insurance may have specified sub-limits or exclusions in these cases that limit the recovery of lost funds. While PAE has organizational and technical measures designed to comply with relevant privacy and cybersecurity laws and restrictions, the potential unavailability of PAE’s information or communications systems and/or the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt PAE’s operations, lead to financial losses from remedial actions, require significant management attention and resources, subject PAE to claims for breach of contract, damages, penalties or contract termination, negatively impact PAE’s reputation among its customers and the public and prevent PAE from being eligible for further work on sensitive or classified programs for U.S. Government customers, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. PAE has experienced cybersecurity attacks and other systems interruptions in the past and may experience them in the future. If a system or network that it develops, installs or maintains were to fail or experience a security breach or service interruption, whether caused by it, third-party service providers, cybersecurity threats or other events, PAE may experience reputational damage, reimbursement or other compensatory costs, loss of revenue, remediation costs or additional compliance costs or face claims for damages or contract termination. PAE’s insurance may be inadequate to compensate it for all the damages that it may incur and, as a result, could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

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

A large portion of PAE’s business is conducted internationally. Consequently, PAE is subject to a variety of risks that are specific to international operations, including the following: (i) the burden and cost of compliance with export regulations; (ii) compliance with regulations enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control; (iii) the burden and cost of compliance with foreign laws, including employment laws, tax regulations, treaties and technical standards and changes in the foregoing; (iv) potential uncertainty with respect to laws and regulations due to a high degree of the difficulty of enforcing agreements and collecting receivables through some foreign legal systems; (v) discretion on the part of governmental authorities, which could result in arbitrary or selective actions against PAE, including suspension or termination of operating licenses; (vi) contract award and funding delays; (vii) potential restrictions on transfers of funds; (viii) import and export duties and value added taxes; (ix) transportation delays and interruptions; (x) uncertainties arising from foreign local business practices and cultural considerations; (xi) the adoption of regulations or enactment of other actions by certain governments that would have a direct or indirect adverse impact on PAE’s business and market opportunities, including nationalization of private enterprise; and (xii) potential military conflicts, civil strife, acts of terrorism and political risks. Similar to PAE’s U.S. Government contracts, many of its contracts with foreign governments are subject to procurement laws and regulations and governmental funding authorizations and provide such customers the right to terminate contracts at any time without cause.

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

In certain circumstances, including civil war or increased insurgent activities in Iraq or Afghanistan, the U.S. Government may decide to terminate some or all U.S. Government activities, including PAE’s operations under applicable U.S. Government contracts, in a location, country or region and to withdraw all personnel. Acts of terrorism and threats of armed conflicts in or around various areas in which PAE operates could limit or disrupt markets and its operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of key employees, contractors or assets. Furthermore, PAE may experience liability arising from accidents or incidents, which could involve significant potential injury, involving its employees or third parties. PAE also may incur material costs to maintain the safety of its personnel or be subject to increasing insurance costs.
We face various risks related to public health crises, such as the coronavirus (“COVID-19”), that could disrupt PAE’s business and result in loss of revenue or higher expenses.
Our operations face risks related to public health crises, such as the global outbreak of COVID-19 and other pandemics and epidemics. The ability of our personnel to work effectively and travel and the continued adequacy of our supply chains have been adversely impacted by the pandemic and responses thereto, such as the travel restrictions resulting from the COVID-19 virus. Additionally, as a result of COVID-19, we have experienced, and expect that we will experience in the future, delays, or partial reductions or full suspensions of contract work, which have caused and could result in decreases of revenue and/or profit and may have a material adverse impact on our business. We have experienced increased medical, housing, facility cleaning, and other costs due to quarantine requirements imposed by various jurisdictions and exposure of our personnel to pandemics such as COVID-19. In addition, we are permitting employees to telework who can meet our customer commitments remotely, and many of our employees are teleworking. Due to COVID-19, we are uncertain when and how many teleworking employees will return to work in person. Moreover, we may be subject to additional cybersecurity risks as a result of a significant portion of our workforce working remotely. In addition, the resulting volatility in the global capital markets could, among other things, restrict our access to capital and/or increase our cost of capital. At this time, we cannot predict the impact of the COVID-19 pandemic or the duration of time that the pandemic and its impacts will last, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Trends and Factors Affecting PAE’s Future

Performance - Impact of COVID-19” for additional discussion of management’s assessment of the COVID-19 pandemic.

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

Moreover, in a tight labor market, PAE’s labor costs could increase and it may be required to engage large numbers of subcontractor personnel, which could cause its profit margins to suffer. If PAE’s employees are over-utilized, it could have a negative impact on employee morale and attrition. Conversely, if PAE maintains or increases its staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, PAE may underutilize the additional personnel, which would increase its general and administrative expenses and could have an adverse effect on its financial position, results of operations and/or cash flows.

The expiration of PAE’s collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect its operating performance.

As of December 31, 2020, PAE had a workforce of approximately 20,000, and approximately 13.0% of its employees are covered by collective bargaining agreements. As of December 31, 2020, PAE had approximately 55 collective bargaining agreements with its unions. The length of these agreements varies, with the longest expiring in September 2023. PAE cannot predict how stable its union relationships will be or whether it will be able to successfully negotiate successor agreements without impacting its financial condition, and may, in the future, experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise, which may cause a significant disruption of operations. In addition, PAE may face increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect its financial position, results of operations and/or cash flows.

b. Risks Related to Financial Results and Reporting

PAE may not receive the full amounts estimated under the U.S. Government contracts in its backlog, which could reduce its revenue in future periods below the levels anticipated and which makes backlog an uncertain indicator of future operating results.

As of December 31, 2020, PAE’s total backlog was approximately $7,915.4 million, of which $1,423.3 million was funded. Due to the U.S. Government’s ability not to exercise contract options or to terminate, modify or curtail PAE’s programs or contracts and the rights of its non-U.S. Government customers to cancel contracts and purchase orders in certain circumstances, PAE may realize less than expected or may never realize revenues from some of the contracts that are included in its backlog. PAE’s unfunded backlog, in particular, is not exact or guaranteed, and is based upon, among other things, management’s experience under such contracts and similar contracts, the particular customers, the type of work and budgetary expectations.

PAE’s management may not accurately assess these factors or estimate the revenue it will realize from these contracts. In addition, backlog is typically subject to large variations from quarter- to-quarter, and comparisons of backlog from period to period are not necessarily indicative of future revenues. The timing of receipt of revenues, if any, on projects included in backlog could change due to the scheduling of projects, and cancellation of or adjustments to contracts may occur. As a result, PAE’s funded, unfunded and total backlog as of any particular date may not reflect the actual revenue ultimately received from these contracts and therefore may not be an accurate indicator of PAE’s future earnings. If PAE fails to realize as revenues amounts included in its backlog, it could have an adverse effect on its financial position, results of operations and/or cash flows.

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

When agreeing to contractual terms, PAE’s management makes assumptions and projections about future conditions and events, many of which extend over long periods. In order to make these projections it must assess the labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues.

For service type contracts, performance obligations are typically satisfied as services are rendered and the Company uses a contract cost-based input method to measure progress. The Company reviews the progress and execution of performance obligations under the estimate at completion process to determine changes in estimated revenues and costs. As part of this process, the Company reviews information including, but not limited to, key contract terms and conditions, program schedule, progress towards completion and identified risks and opportunities. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements.

Because of the significance of the judgments, assumptions and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have an adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for additional information.

PAE’s earnings and profitability may vary based on the mix of its contracts and may be adversely affected by a failure to accurately estimate or otherwise recover the expenses, time and resources for its contracts.

PAE enters into several different types of U.S. Government contracts including cost-reimbursable, fixed-price and time-and-materials. For the year ended December 31, 2020, PAE derived approximately 49.7%, 34.9% and 15.4% of its revenue from cost-reimbursable, fixed-price and time-and-materials contracts, respectively. Each of these types of contracts, to varying degrees, involves the risk that PAE could underestimate its cost of fulfilling the contract, which may reduce the profit it earns or lead to a financial loss on the contract and adversely affect PAE’s operating performance and result in a loss of expected revenue.

Under cost-reimbursable contracts, PAE is reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance- based. If PAE’s actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, it may not be able to recover those costs. In particular, there is increasing focus by the U.S. Government on the extent to which government contractors, including PAE, are able to receive reimbursement for employee compensation, including rules that substantially limit the level of allowable compensation cost for executive-level and other employees. In addition, there is risk of compensation being deemed unallowable or payments being withheld as a result of government audit, review, or investigation.

Under fixed-price contracts, PAE performs specific tasks for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because PAE receives the benefits of any cost savings and operating efficiencies, but involve greater financial risk because it bears the impact of any cost overruns. Because PAE assumes the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in its contract mix could increase its risk of suffering losses. In addition, U.S. Government procurement policies have focused on requiring disclosure of cost and pricing data in the context of fixed-price contracting, which can impact the profitability of those contracts.

Under time-and-materials contracts, PAE is reimbursed for the hours worked using pre-determined hourly rates for each labor category and typically reimbursed for other direct contract costs and expenses at cost. PAE assumes financial risk on time-and-materials contracts because its cost of performance may exceed these negotiated hourly/daily rates. If PAE’s material costs on time-and-materials contracts grow at a faster rate than its labor- related costs, its overall profit margins may decrease and its profitability could be adversely affected.

Additionally, PAE’s profits could be adversely affected if its costs under any of these contracts exceed the assumptions it used in bidding for the contract. For example, PAE may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery and schedule changes, some of which are beyond its control. Further, PAE cannot recover unallowable costs under any contracts, as direct contract charges or overhead. An increase in PAE’s unallowable costs could have an adverse effect on its financial position, results of operations and/or cash flows.

Furthermore, many of PAE’s U.S. Government contracts are IDIQ contracts. IDIQ contracts are essentially umbrella contracts that set forth the basic terms and conditions under which an agency may order goods and services from one, or in many cases, more than one, contractor from time to time during the term of such contract. Therefore, the award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the customer is obligated to pay only a de minimis fee or order a de minimis amount of services or supplies from its contractor, irrespective of the total estimated contract value. There can be no assurance that PAE’s existing IDIQ contracts will result in actual revenue during any particular period or at all.

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

PAE’s business strategy includes the potential for future acquisitions or other transactions, such as PAE’s acquisitions of CENTRA and Metis in November 2020. Acquisitions involve a number of risks, including integration of the acquired company with PAE’s operations and unanticipated liabilities or contingencies related to the acquired company. PAE cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet closed or may not close which could significantly impact PAE’s financial position, results of operations and/or cash flows. Additionally, after an acquisition, unforeseen issues could arise that adversely affect the anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, PAE may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results and may require significant time and attention from management that could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Furthermore, sustaining PAE’s growth has placed significant demands on its management, as well as on its administrative, operational and financial resources. For PAE to continue to manage its growth, it must continue to improve its operational, financial and management information systems and expand, motivate and manage its workforce. If PAE is unable to manage its growth while maintaining its quality of service and profit margins, or if new systems that it implements to assist in managing its growth do not produce the expected benefits, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE may be unable to realize any benefit from its cost reduction and restructuring effort and its profitability may be hurt or its business otherwise might be adversely affected.

PAE has engaged in cost reduction and restructuring activities in the past and may engage in other cost reduction restructuring activities in the future such as headcount reductions. These types of cost reduction and restructuring activities are complex. If PAE does not successfully manage its current cost reduction and restructuring activities, or any other cost reduction and restructuring activities that it may undertake in the future, any expected efficiencies and benefits might be delayed or not realized, and its operations and business could be disrupted. In addition, the costs associated with implementing cost reduction and restructuring activities might exceed PAE’s initial estimates, which could result in additional future charges. Furthermore, the costs of restructuring activities in some cases may not be reimbursable under government cost allowability regulations.

PAE may need additional capital to fund the growth of its business, and financing may not be available on favorable terms or at all.

PAE currently anticipates that its available capital resources, including under the 2020 Credit Agreements (as defined below) and from operating cash flow, will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. However, these resources may not be sufficient to fund the long-term growth of PAE’s business. If PAE determines that it is necessary to raise additional funds, either through an expansion or refinancing of its 2020 Credit Agreements or through public or private debt or equity financings, additional financing may not be available on terms favorable to PAE, or at all.

Disruptions in the capital and credit markets could adversely affect PAE’s ability to access these markets. Limitations on PAE’s borrowing base contained in the 2020 Credit Agreements may limit its access to capital, and PAE could fall out of compliance with financial and other covenants contained in its existing revolving credit facility which, if not waived, would restrict PAE’s access to capital and could require it to pay down its existing debt under its existing revolving credit facility. PAE’s lenders may not agree to extend additional or continuing credit under its existing revolving credit facility or waive restrictions on its access to capital. If adequate funds are not available or are not available on acceptable terms, PAE may not be able to take advantage of available opportunities, develop new products or otherwise respond to competitive pressures, which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE may not be able to obtain adequate indemnity or insurance coverage.

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

In addition, PAE may incur significant liabilities, including liabilities related to doing business in developing countries. In some, but not all, circumstances, PAE may be entitled to indemnification from its customers, such as through contractual provisions. The amount of insurance coverage that PAE maintains or indemnification to which it may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance or indemnification coverage to protect against all operational risks and liabilities. Additionally, PAE’s insurance policies and indemnification arrangements often require it to pay a retention or deductible out-of- pocket. Accordingly, PAE may be forced to bear substantial costs resulting from risks and uncertainties of its business which could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

Goodwill represents a significant portion of PAE’s assets and any impairment of these assets could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

As of December 31, 2020, PAE’s goodwill was approximately $590.7 million, which represented approximately 32.3% of its total assets. PAE tests goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. PAE estimates the fair value of the reporting unit used in the goodwill impairment test using an income approach and market approach, and as a result, the fair value measurements depend on revenue growth rates, future operating margin assumptions, risk-adjusted discount rates, future economic and market conditions, and identification of appropriate market comparable data. Because of the significance of PAE’s goodwill, any future impairment of this asset could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

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

In 2017, the U.S. tax legislation significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, limiting net operating loss carry forwards and introducing new anti-base erosion provisions. Many of these changes only became effective for tax years beginning after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Department of the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. Further, it is reasonable to expect that non-U.S. taxing authorities will be reviewing current law for potential modifications in reaction to the implementation of the recent U.S. tax legislation. Changes to U.S. or foreign tax regulations, or the interpretation or implementation thereof, could adversely affect PAE’s financial position, results of operations and/or cash flows.

Government withholding regulations could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Approximately 39.9% of PAE’s revenues for the year ended December 31, 2020 were derived from U.S. Government contracts that are subject to a Defense Federal Acquisition Regulation Supplement rule that permits the withholding of a percentage of payments when a contractor’s business system has one or more significant deficiencies, which the DoD defines as a “shortcoming in the system that materially affects the ability of officials of the DoD to rely upon information produced by the system that is needed for management purposes.” In accordance with the rule, contracting officers may withhold 5% of contract payments for one or more significant deficiencies in any single contractor business system or up to 10% of contract payments for significant deficiencies in multiple contractor business systems. If PAE has significant deficiencies and contract payments are withheld, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

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

Due to PAE’s participation in multi-employer pension plans, PAE may have exposure under those plans that extends beyond what its obligations would be with respect to its employees. PAE currently contributes to 17 multi-employer pension plans. In the event of a partial or complete withdrawal by PAE from any plan which is underfunded, it would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which it cannot independently validate, PAE believes that its portion of the contingent liability in the case of a full withdrawal or termination would be material to its financial position and results of operations. In the event that any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then PAE, along with the other remaining contributing employers, might be liable for its proportionate share of such plan’s unfunded vested benefits. PAE has experienced such an event in the past with one of its multi-employer pension plans and expects that it would experience it again in the future. Even if PAE does not take any actions that would subject it to withdrawal liabilities, another contributing employer could take such actions.

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

Further, PAE’s earnings may be positively or negatively impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. PAE’s pension and other post- retirement benefit income or expense can also be affected by legislation or other regulatory actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for additional information on how PAE’s consolidated financial statements can be affected by pension plan accounting policies.

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

We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

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

Certain of PAE’s U.S. Government contracts also contain “organizational conflict of interest” clauses that have in the past limited, and in the future may limit, PAE’s ability to compete for certain related follow-on contracts. Organizational conflicts of interest arise when PAE engages in activities that may make it unable to render impartial assistance or advice to the U.S. Government, impair PAE’s objectivity in performing contract work or provide PAE with an unfair competitive advantage. A conflict of interest issue that precludes PAE’s competition for or performance on a significant program or contract could harm its prospects. While PAE actively monitors its contracts to avoid these conflicts, it cannot guarantee that it will be able to avoid all organizational conflict of interest issues. To the extent that organizational conflicts of interest laws, regulations and rules limit PAE’s ability to successfully compete for new contracts or task orders with the U.S. Government and/or commercial entities or require PAE to exit certain existing contracts or task orders or wind down certain existing contracts or task orders, either because of organizational conflicts of interest issues arising from PAE’s business or because companies with which PAE is affiliated or with which it otherwise conducts business create organizational conflicts of interest issues for PAE, it may have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

PAE’s contracts are typically subject to recompetition, and PAE may not win the recompetition or may receive a significantly lower workshare after the recompetition.

When the terms of PAE’s contracts expire, the customer typically recompetes the work on either a full-and-open basis or as a small business set-aside. There is a risk that PAE may not be successful in the recompetition, or may not be eligible to compete (for example, because the work has been set aside for small business). In some cases PAE may enter into a joint venture or a subcontract with another contractor for the recompetition, in which case PAE’s workshare would be reduced from its workshare on the original contract. PAE has in the past lost recompetitions and has also had to accept lower workshare as the result of recompetitions.

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

Furthermore, a failure to complete the appropriations process or to fund U.S. Government operations pursuant to a continuing resolution may result in a U.S. Government shutdown, such as the 35-day partial shutdown from December 2018 to January 2019.

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

Some of PAE’s competitors may have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for items they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, PAE is at a disadvantage when bidding for contracts up for recompetition for which it is not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service. If these competitive pressures cause PAE to lose recompetes or new business, it could have an adverse effect on PAE’s financial position, results of operations and/or cash flows.

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

The U.S. Government may decide to reduce the percentage of contracted services in favor of more federal employees through a practice referred to as “in-sourcing.” Over time, in-sourcing could have an adverse effect on PAE’s financial position, results of operations and/or cash flows. Specifically, as a result of in-sourcing, government procurements for services could be fewer and smaller in the future. In addition, work PAE currently performs could be in-sourced by the U.S. Government and, as a result, PAE’s revenues could be reduced. Moreover, PAE’s employees working on contracts could also be hired by the government. This potential loss of PAE’s employees would necessitate the need to retain and train new employees. Accordingly, the potential effect of in-sourcing could have a materially adverse effect on PAE’s financial position, results of operations and/or cash flows.

III. Risks Related to PAE’s Indebtedness

PAE’s substantial level of indebtedness could adversely affect it and prevent it from making dividends, distributions and payments on its other debt obligations (if any).

PAE has a substantial amount of debt. As of December 31, 2020, PAE has approximately $866.3 million of indebtedness, consisting of amounts outstanding under its senior secured credit facilities. PAE’s substantial level of indebtedness could have important consequences. For example, it could:

•make it more difficult for PAE to satisfy its obligations;
•increase PAE’s vulnerability to adverse economic and industry conditions;
•limit PAE’s ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

•expose PAE to interest rate fluctuations because the interest on certain of its debt is variable;
•require PAE to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of its cash flow for operations and other purposes;
•make it more difficult for PAE to satisfy its obligations to its lenders, resulting in possible defaults on and acceleration of such indebtedness;
•limit PAE’s ability to refinance indebtedness or increase the associated costs;
•require PAE to sell assets to reduce debt or influence its decision about whether to do so;
•limit PAE’s flexibility in planning for, or reacting to, changes in its business and the industry in which it operates or prevent PAE from carrying out capital spending that is necessary or important to its growth strategy and efforts to improve operating margins; and
•place PAE at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

In addition, the agreements governing PAE’s indebtedness contain restrictive covenants that will limit PAE and its subsidiaries’ ability to engage in activities that may be in their long-term best interests.

Furthermore, PAE may be able to incur substantial additional debt in the future. On October 19, 2020, PAE refinanced its credit agreements and entered into a new senior secured credit facility. The revolving credit agreement, dated as of October 20, 2016, by and among PAE Holding Corporation (“PAE Holding”), certain other borrowers from time to time party thereto, certain financial institutions from time to time party thereto and Bank of America, N.A. (“BofA”), as the administrative agent and the collateral agent (as amended and restated, supplemented or otherwise modified, including as amended by Amendment No. 3, dated as of October 19, 2020, by and among the Company and certain of its domestic subsidiaries, certain financial institutions from time to time party thereto and BofA, as the administrative agent and the collateral agent) (the “2020 ABL Credit Agreement”) and the First Lien Term Loan Credit Agreement, dated as of October 19, 2020 (as amended and restated, supplemented or otherwise modified), by and among the Company and certain of its domestic subsidiaries, certain financial institutions from time to time party thereto and BofA, as the administrative agent and the collateral agent (the “2020 First Lien Term Loan Credit Agreement”, and together with the 2020 ABL Credit Agreement, the “2020 Credit Agreements”) contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to a number of qualifications and exceptions and do not fully prohibit PAE from so incurring substantial additional debt. Depending on borrowing base availability, net of outstanding letters of credit, PAE has the ability to draw up to $175.0 million under its 2020 ABL Credit Agreement, all of which would be secured. PAE also has the ability to incur incremental loans under the term loan agreement subject to availability under certain fixed dollar baskets and/or the satisfaction of a maximum first lien net leverage ratio on a pro forma basis, all of which would be secured. If new debt is added to PAE’s current debt levels, the related risks that PAE now faces could intensify.

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

These agreements restrict, among other things and subject to certain exceptions, PAE’s and its restricted subsidiaries’ ability to:

•incur additional indebtedness;
•pay dividends or other payments on capital stock;
•guarantee other obligations;
•grant liens on assets;
•make loans, acquisitions or other investments;
•transfer or dispose of assets;
•make optional payments or modify certain debt instruments;
•engage in transactions with affiliates;
•amend organizational documents;
•engage in mergers or consolidations;
•enter into arrangements that restrict the ability of PAE’s subsidiaries to pay dividends;
•engage in business activities that are materially different from existing business activities;
•change the nature of the business conducted by it; and
•designate subsidiaries as unrestricted subsidiaries.

Under the 2020 Credit Agreements, PAE could be required to make periodic prepayments based on excess cash flow (as defined therein), thereby limiting the amount of cash flow that can be reinvested in its business. In addition, under the 2020 ABL Credit Agreement, if availability goes below a certain threshold, PAE will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability were to fall below a certain threshold for a specified number of business days, PAE could be required to remit its cash funds to a dominion account maintained by the administrative agent under the 2020 ABL Credit Agreement, which would then require daily review and approval of operating disbursements by the administrative agent.

PAE’s ability to comply with the covenants and restrictions contained in agreements governing its indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond PAE’s control. Its ability to comply with these covenants in future periods will also depend substantially on the revenues generated by its contracts, its success at implementing cost reduction initiatives and its ability to successfully implement its overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing PAE’s indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, PAE may be unable to borrow under its 2020 ABL Credit Agreement or otherwise, may not be able to repay the amounts due under the agreements governing its indebtedness, and may not be able make cash available by dividend, debt repayment or otherwise. In addition, PAE’s lenders could proceed against the collateral securing that indebtedness. Any of the foregoing could have an adverse effect on PAE’s financial position, results of operations and/or cash flows and could cause it to become bankrupt or insolvent.

The 2020 Credit Agreements contain cross default or cross acceleration provisions that may cause all the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The 2020 Credit Agreements contain numerous covenants, and require PAE, if availability goes below a certain threshold, to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated in the 2020 ABL Credit Agreement. PAE’s failure to comply with the obligations contained in these agreements or other instruments governing its indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, PAE would need to raise funds from alternative sources, which funds may not be available to PAE on favorable terms, on a timely basis or at all. Alternatively, such a default could require PAE to sell assets and otherwise curtail its operations in order to pay its creditors. These alternative measures could have an adverse effect on PAE’s business, financial position, results of operations and/or cash flows.

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

If PAE’s cash flow and capital resources are insufficient to fund its debt service obligations or to repay indebtedness when it matures, PAE may have to undertake alternative financing plans, such as refinancing or restructuring its debt, selling assets or operations, reducing or delaying capital investments or seeking to raise additional capital. PAE may not be able to refinance its debt and any refinancing of its debt could be at higher interest rates and may require it to comply with more restrictive covenants that could further restrict its business operations and its ability to make cash available for dividends distributions and payments on its other debt obligations (if any). PAE’s ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of its various debt instruments then in effect. In addition, a significant portion of PAE’s outstanding indebtedness is secured by substantially all of its and its subsidiaries’ assets and any successor credit facilities are likely to be secured on a similar basis. As such, PAE’s ability to seek additional financing or its ability to make cash available for dividends and distributions and payments on its other debt obligations (if any) could be impaired as a result of such security interests and the agreements governing such security interests. Moreover, as a result of these security interests, the underlying assets would only be available to satisfy claims of PAE’s general creditors or holders of its equity securities if it were to become insolvent to the extent the value of such assets exceeded the amount of its indebtedness and other obligations.

PAE’s inability to generate sufficient cash flow to satisfy its debt obligations or to refinance its obligations on commercially reasonable terms could have an adverse effect on PAE’s business, financial position and results of operations.

The phase-out of LIBOR may adversely affect our outstanding debt

The London InterBank Offered Rate, or LIBOR, is scheduled to be phased out by the end of 2021. In the United States, the Alternative Reference Rates Committee, the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. Our debt instruments have interest rates that are based on LIBOR and will not have matured prior to the phase-out of LIBOR. Our debt agreement states that the LIBOR successor rate shall be forward-looking Term SOFR plus the related relevant adjustment. The LIBOR successor rate will be applied in a manner consistent with market practice. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on our outstanding debt that is based on LIBOR. Transitioning to a different borrowing rate may result in less favorable pricing on our debt instruments and could have an adverse effect on our financial results and cash flows.

IV. Risks Related to Our Class A Common Stock and Warrants

Platinum Equity has significant influence over us, including the contractual right to nominate certain directors.

Platinum Equity beneficially owns approximately 25.2% of our Class A Common Stock. As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.

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

Pursuant to the Investor Rights Agreement, dated as of February 10, 2020, by and between the Company and PE Shay Holdings, LLC (the “Platinum Stockholder”), the Platinum Stockholder has the right to nominate up to two directors to the Board. The remaining three directors are independent directors initially nominated by the Platinum Stockholder and reasonably acceptable to the Company. In addition, for so long as the Platinum Stockholder has the right to nominate a director, it will also have the right to: (i) designate the chairman of the Board (who need not be a nominee of the Platinum Stockholder); (ii) appoint one representative to each committee of the Board of other than the audit committee; (iii) subject to applicable law and stock exchange requirements, appoint one observer to each committee of the Board; and (iv) subject to applicable law and stock exchange requirements, require that the Board does not exceed five directors. The Platinum Stockholder’s right to designate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. If the Platinum Stockholder holds: (a) 10% or greater of the outstanding Class A Common Stock, it will have the right to appoint two directors; (b) less than 10% but greater than or equal to 5% of the outstanding Class A Common Stock, it will have the right to appoint one director; or (c) less than 5% of the outstanding Class A Common Stock, it will not have the right to appoint any directors.

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

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the requirement that directors may only be removed from the Board for cause;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our Class A Common Stock; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants (as defined below). As a result, the exercise price of a holder’s Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without the approval of that warrant holder.

Our 13,333,333 warrants included in the public units issued in the IPO, each of which is exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share of Class A Common Stock (the “Public Warrants”), were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders or any amendment to the terms of the warrants held by Gores Sponsor III LLC (the “Former Sponsor”) that were issued to Former Sponsor on the IPO Closing Date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their Warrants worthless.

We have the ability to redeem outstanding Public Warrants and, unless held by the Former Sponsor or its permitted transferees, the Private Placement Warrants, at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force the warrant holders: (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.

If the Warrants are exercised, it would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued Public Warrants to purchase 13,333,333 shares of Class A Common Stock as part of our IPO and, on September 11, 2018 (the “IPO Closing Date”), we issued Private Placement Warrants to the Former Sponsor to purchase 6,666,666 shares of our Class A Common Stock, in each case at $11.50 per share. We issued approximately 23,913,044 shares of our Class A Common Stock to certain “accredited investors” (as defined in Rule 501 under the Securities Act) (“Private Placement Investors”) in a private placement pursuant to Section 4(a)(2) of the Securities Act, for gross proceeds to the Company in an aggregate amount of approximately $220.0 million (the “Private Placement”), upon consummation of the Business Combination. The shares of Class A Common Stock issued in the Private Placement and additional shares of our Class A Common Stock issued upon exercise of our Warrants will result in dilution to the then existing holders of Class A Common Stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares, or other shares registered for resale with the SEC, in the public market could adversely affect the market price of our Class A Common Stock.

The Private Placement Warrants are identical to the Public Warrants sold as part of the public units issued in our IPO except that, so long as they are held by the Former Sponsor or its permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Former Sponsor until 30 days after the completion of the Business Combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they are subject to registration rights.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

PAE’s headquarters are located in Falls Church, Virginia. As of December 31, 2020, PAE leased properties related to its operations in approximately 180 locations consisting of both corporate support locations and contract performance locations. PAE also has employees working at customer sites throughout the United States and in other countries. PAE’s management believes that its properties have been well maintained, are in good condition and are adequate to meet its current business needs.
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

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A Common Stock and Public Warrants began trading on Nasdaq as “PAE” and “PAEWW,” respectively on February 10, 2020. As of March 9, 2021, there were approximately 38 stockholders of record, 93.1 million outstanding shares of common stock and 20.0 million outstanding warrants.

The Company is authorized to issue 1,000,000 shares of preferred stock, none of which were issued or outstanding on December 31, 2020.

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Use of Proceeds from Registered Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 6.     SELECTED FINANCIAL DATA

The Company is not providing information responsive to this Item as it is choosing to voluntarily comply with the revisions to Item 6 of Form 10-K contained in SEC Release No. 33-10890, which eliminated the disclosure requirements contained in Item 301 of Regulation S-K.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements”, Item 1A - “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise noted, the MD&A compares the year ended December 31, 2020 to the year ended December 31, 2019.
This MD&A generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 8-K/A filed with the SEC on March 11, 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the year ended December 31, 2019, are those of Shay and its subsidiaries, and the financial information and data for the year ended December 31, 2020 includes the financial information and data of Shay and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated for the period subsequent to the Closing. See Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” for additional information.
Business Overview
PAE is a leading, highly diversified, global company that provides a broad range of operational solutions and outsourced services to meet the critical enduring needs of the U.S. government, other allied governments, international organizations and companies. PAE merges technology with advanced business practices to deliver faster, smarter and more efficient managed services. Whether clients require high-profile support to operate the largest U.S. embassies around the world or need technical solutions for programs that monitor bioterrorism agents, PAE delivers for its customers. PAE leverages its scale, over 65 years of experience and talented global workforce of approximately 20,000 to provide the essential services PAE’s clients need to tackle some of the world’s toughest challenges.
Basis of Presentation
PAE provides a wide variety of integrated support solutions, including defense and military readiness, diplomacy, intelligence support, business process outsourcing, counter-terrorism solutions, peacekeeping, development, host nation capacity building, aircraft and ground equipment maintenance and logistics, and operations and maintenance of facilities and infrastructure. Customers include agencies of the U.S. Government, such as the Department of Defense and Department of State, the National Aeronautics and Space Administration, Department of Homeland Security, intelligence community agencies and other civilian agencies, as well as allied foreign governments and international organizations.
PAE’s operations are currently organized into two reportable segments, Global Mission Services (“GMS”) and National Security Solutions (“NSS”).

•The GMS segment generates revenues through contracts under which PAE provides customers with logistics and stability operations, force readiness and infrastructure management.
•The NSS segment generates revenues through contracts under which PAE provides customers with counter-threat solutions, intelligence solutions and information optimization.
Segment performance is based on consolidated revenues and consolidated operating income. For additional information regarding PAE’s reportable segments, refer to Note 18 - “Segment Reporting” of the notes to PAE’s consolidated financial statements.
Factors Affecting PAE’s Operating Results
Business Combinations and Acquisitions
Business Combination

Merger Consideration
As described in Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” of the notes to the consolidated financial statements, the Company completed the Business Combination on February 10, 2020. Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid for the Business Combination was approximately $1,427.0 million. The consideration paid to the Shay Stockholders consisted of a combination of cash and stock consideration. The aggregate cash consideration paid to the Shay Stockholders at the Closing was approximately $424.2 million, consisting of (a) approximately $408.0 million of cash available to Gores III from its trust account, after giving effect to income and franchise taxes payable in respect of interest income earned in the trust account and redemptions that were elected by Gores III’s public stockholders, plus (b) all of Gores III’s other cash and cash equivalents, plus (c) gross proceeds of approximately $220.0 million from a private placement offering conducted by Gores III in which investors purchased an aggregate of 23,913,044 shares of Class A Common Stock for $9.20 per share, less (d) certain transaction fees and expenses, including the payment of deferred underwriting commissions agreed to at the time of Gores III’s initial public offering, less (e) certain payments to participants in the 2016 Participation Plan, less (f) approximately $136.5 million used to repay a portion of the indebtedness of Shay immediately prior to the Closing, less (g) approximately $33.8 million of transaction fees and expenses of Shay. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock.

In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders are entitled to receive additional Earn-Out Shares (as both terms are defined in Note 14 - “Stockholders’ Equity - Earn Out Agreement” of the notes to the consolidated financial statements) of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event, as defined in Note 13 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements. For further information, refer to Note 13 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements.
During the third quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. Additionally, during the third quarter, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.

Incentive Plan
For a discussion of the 2020 Incentive Plan, see Note 14 - “Stock-Based Compensation” of the notes to the consolidated financial statements, which is incorporated by reference herein.

Debt

In connection with the Business Combination, Shay was required to amend its 2016 credit agreements (comprised of (i) a first lien term loan credit agreement, as amended; (ii) a second lien term loan credit agreement, as amended; and (iii) a revolving credit facility, as amended, each dated as of October 26, 2016) (the “2016 Credit Agreements”) and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business Combination, Shay reduced the outstanding balance on the 2016 Credit Agreements by approximately $136.5 million to a principal balance of $128.8 million.

CENTRA Technology, Inc. Business Acquisition

On October 26, 2020, Pacific Architects and Engineers, LLC, a Delaware limited liability company (the “PAE, LLC”), an indirect wholly owned subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among PAE, LLC, CENTRA Technology, Inc., a Maryland corporation (“CENTRA”), certain stockholders of CENTRA, and Barbara Rosenbaum as the sellers representative. CENTRA provides mission critical services to the U.S. intelligence community and other U.S. national and homeland security customers. The Company completed the acquisition on November 20, 2020. Pursuant to the Stock Purchase Agreement, the consideration paid to acquire all of the shares of CENTRA was approximately $208.0 million (net of tax benefits) in cash, subject to customary purchase price adjustments as set forth in the Stock Purchase Agreement.

The Stock Purchase Agreement contains customary representations, warranties and covenants of the parties. The Stock Purchase Agreement also contains customary indemnities, and PAE, LLC has obtained representation and warranty insurance, subject to exclusions, policy limits and certain other terms and conditions, to obtain coverage for losses that may result from a breach of certain representations and warranties made by the sellers in the Stock Purchase Agreement. An aggregate of $5.0 million of the purchase price was deposited into an escrow account to satisfy purchase price adjustments, if any.

CENTRA’s’ financial results have been included in our consolidated financial statements from November 20, 2020. The impact of the acquisition of CENTRA on PAE’s results of operations is further discussed below.

Metis Solutions Corporation Business Acquisition

On November 16, 2020, PAE, LLC entered into an Agreement and Plan of Merger (the “Metis Merger Agreement”) by and among PAE, LLC, Metis Solutions Corporation, a Delaware corporation (“Metis”), Rising Tide Merger Sub, Inc., a Delaware corporation, and Christopher Wynes, solely in his capacity as the representative of the sellers. Metis provides services focused on supporting intelligence community, security and defense customers. The Company completed the acquisition on November 23, 2020. Pursuant to the Metis Merger Agreement, the consideration paid to acquire Metis was approximately $92.0 million in cash, subject to customary purchase price adjustments as set forth in the Metis Merger Agreement.

The Metis Merger Agreement contains customary representations, warranties and covenants of the parties. The Metis Merger Agreement also contains customary indemnities, and PAE, LLC has obtained representation and warranty insurance, subject to exclusions, policy limits and certain other terms and conditions, to obtain coverage for losses that may result from a breach of certain representations and warranties made by the sellers in the Metis Merger Agreement. An aggregate of $2.5 million of the purchase price was deposited into an escrow account to satisfy purchase price adjustments, if any.

Metis’ financial results have been included in our consolidated financial statements from November 23, 2020. The impact of the acquisition of Metis on PAE’s results of operations is further discussed below.

DZSP 21 LLC Minority Interest Acquisition

On January 31, 2021, PAE Aviation and Technical Services LLC, a Delaware limited liability company, an indirect wholly owned subsidiary of the Company, acquired the 49% minority interest of Parsons Government Services, Inc. in the DZSP 21 LLC joint venture. See Note 23 - “Subsequent Events” of the notes to the consolidated financial statements for more details on this transaction.
Financial and Other Highlights
As of December 31, 2020, PAE had a contract base of more than 679 active contracts and task orders. PAE served as the prime contractor on approximately 96.0% of its contracts. The DoD and DoS are PAE’s largest customers and accounted for 36.0% and 19.0% of its revenue during the year ended December 31, 2020, respectively and 39.0% and 24.0% of its revenue during the year ended December 31, 2019, respectively. International Logistics and Stabilization, Infrastructure and Logistics, Readiness and Sustainment, and Business Process Solutions were PAE’s largest contributors by service area, representing 37.0%, 26.0%, 14.0%, and 10.0% of its revenue, respectively during the year ended December 31, 2020, and representing 35.0%, 26.0%, 15.0%, and 15.0% of its revenue, respectively during the year ended December 31, 2019.
From December 31, 2019 to December 31, 2020, PAE’s overall contract backlog increased by 24.6% from $6,351.8 million to $7,915.4 million, of which $1,423.3 million was funded as of December 31, 2020. This increase was primarily due to the acquisitions of CENTRA and Metis, which added $1,150.5 million of acquired backlog at year end December 31, 2020. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2019
Global Mission Services:
Funded GMS backlog	$946,711	$1,173,196
Unfunded GMS backlog	4,445,442	3,393,081
Total GMS backlog	$5,392,153	$4,566,277
National Security Solutions:
Funded NSS backlog	$476,618	$311,214
Unfunded NSS backlog	2,046,634	1,474,309
Total NSS backlog	$2,523,252	$1,785,523
Total:
Funded backlog	$1,423,329	$1,484,410
Unfunded backlog	6,492,076	4,867,390
Total backlog	$7,915,405	$6,351,800

Trends and Factors Affecting PAE’s Future Performance
External Factors
PAE’s business primarily focuses on providing services to the U.S. Government and allied nations and organizations; PAE’s performance is inherently linked to governmental missions and goals. We have concentrated our business efforts on those missions and goals that are enduring and that have limited exposure to abrupt policy changes. For example, PAE has supported U.S. embassies since the 1970s. We are also trusted by our customers to support them on major policy initiatives that require immediate response to solve an acute crisis. Examples of this work include our rapid establishment and operation of Ebola treatment units in Liberia in 2015 and our work beginning in 2020 supporting COVID-19 testing and care, including on behalf of the state of Georgia converting a convention center to a COVID-19 treatment center in less than one week, mobilizing trained-and-ready test teams to conduct COVID-19 testing for the Southeastern Conference of the National Collegiate Athletic Association, and serving as the joint logistics and medical integrator for the Navajo Nation Department of Health’s COVID-19 response.
Over most of the last two decades, the U.S. Government has increased its reliance on the private sector for a wide range of professional and support services. This development has been driven by a variety of factors, including lean-government initiatives launched in the 1990s, surges in demand during times of national crisis, the increased complexity of missions conducted by the U.S. military and the DoS, increased focus of the U.S. military on war-fighting efforts and loss of skills within the government caused by workforce reductions and retirements.
Although the size of future U.S. Government department and agency budgets remains subject to change, current indications are that overall U.S. Government spending will remain largely consistent with current spending levels. PAE believes the following industry trends will result in continued strong demand in the target markets for the types of services it provides:
•new U.S. Government policies and program, both within the United States and overseas, to provide services to address health and other social issues;

•the continued transformation of military forces, leading to continued performance of non-combat functions by government contractors, including life-cycle asset management functions ranging from organizational to depot level maintenance;
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
•Actively monitoring the COVID-19 status of employees and independent contractors;
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

◦Permit PAE employees to continue to work safely (including remotely); or,
◦Permit PAE to be reimbursed the costs of paid leave for employees who are unable to work (as provided by Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”).

COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the year ended December 31, 2020. Although our operations have been disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through September 30, 2021. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.

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

Results of Operations
Comparison of Results for the Year Ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended
	December 31,	December 31,	Dollar Change	Percent Change
	2020	2019

Revenues	$2,714,628	$2,763,893	$(49,265)	(1.8)%

Cost of revenues	2,098,153	2,183,574	(85,421)	(3.9)
Selling, general and administrative expenses	498,827	530,080	(31,253)	(5.9)
Amortization of intangible assets	34,154	33,205	949	2.9
Total operating expenses	2,631,134	2,746,859	(115,725)	(4.2)

Program profit	83,494	17,034	66,460	390.2
Other income, net	7,272	9,785	(2,513)	(25.7)

Operating income	90,766	26,819	63,947	238.4
Interest expense, net	(73,857)	(86,011)	12,154	(14.1)
Income (loss) before income taxes	16,909	(59,192)	76,101	(128.6)
Expense (benefit) from income taxes	3,083	(9,131)	12,214	(133.8)
Net income (loss)	13,826	(50,061)	63,887	(127.6)
Noncontrolling interest in earnings of ventures	(1,464)	(252)	(1,212)	481.0
Net income (loss) income attributed to PAE Incorporated	$15,290	$(49,809)	$65,099	(130.7)%
Revenues
Revenues for the year ended December 31, 2020, decreased by approximately $49.3 million, or 1.8%, from the comparable period in 2019. The decrease was primarily attributable to a $187.4 million impact from COVID-19, of which approximately $124.5 million was non-labor and $62.9 million was labor, partially offset by $39.2 million of revenue from recent acquisitions, and by a net increase of $98.9 million from net change in contract volume, new business and COVID-19 relief opportunities.
Cost of revenues
Cost of revenues for the year ended December 31, 2020, decreased by approximately $85.4 million, or 3.9%, from the comparable period in 2019. The decrease in cost of revenues was primarily driven by lower revenue volume in the current period and the loss on disposal of PAE ISR LLC (“PAE ISR”) in 2019.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2020, decreased by approximately $31.3 million, or 5.9%, from the comparable period in 2019. The decrease in selling, general and administrative expenses was primarily driven by PAE ISR discontinued operations, lower revenue volume and favorable program performance.
Amortization of intangible assets
Amortization of intangible assets for the year ended December 31, 2020, increased by approximately $0.9 million, or 2.9%, from the comparable period in 2019. The increase was associated with amortizing certain customer relationships, development technologies, and trade names related to the Metis and CENTRA acquisitions in the fourth quarter of 2020.
Other income, net
Other income, net for the year ended December 31, 2020, decreased by approximately $2.5 million, or 25.7%, from the comparable period in 2019. This decrease was driven by a one-time contract reserve write-off in the prior year period.
Operating income
Operating income for the year ended December 31, 2020, increased by approximately $63.9 million, or 238.4%, from the comparable period in 2019. The increase resulted from the loss on disposal of PAE ISR assets in 2019 and improved program performance in the current period, which increase was partially offset by lower revenue volume and other operating income.
Interest expense, net
Interest expense, net for the year ended December 31, 2020, decreased by approximately $12.2 million, or 14.1%, from the comparable period in 2019. This decrease was primarily driven by reduction in average debt balances year over year and lower interest rates.
Net income (loss)
Net income attributed to PAE for the year ended December 31, 2020 was $15.3 million compared with a net loss attributed to PAE of approximately $49.8 million in the comparable period in 2019. The increase in net income for the year ended December 31, 2020, was primarily driven by factors impacting operating income.

PAE’s Segments
Comparison of Results by Segments for the Year Ended December 31, 2020, and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$2,080,474	76.6%	$2,099,737	76.0%
NSS	634,154	23.4	664,156	24.0
Corporate	—	—	—	—
Consolidated revenues	$2,714,628	100.0%	$2,763,893	100.0%

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$80,090	3.0%	$92,386	3.3%
NSS	22,073	0.8	(36,940)	(1.3)
Corporate	(11,397)		(28,627)
Consolidated operating income	$90,766		$26,819
Global Mission Services Segment Results
Revenues
Revenues for the year ended December 31, 2020, decreased by $19.3 million, or 0.9%, from the comparable period in 2019. The decrease was attributable to a $147.1 million impact from COVID-19, of which approximately $104.6 million was non-labor and $42.5 million was labor, partially offset by a $127.8 million net increase in contract volume, new business and COVID-19 relief opportunities.
Operating income
Operating income for the year ended December 31, 2020 decreased by $12.3 million, or 13.3%, from the comparable period in 2019. The decrease was driven by higher selling, general and administrative expenses and lower revenue volume, partially offset by increased consolidated venture income.
National Security Solutions Segment Results
Revenues
Revenues for the year ended December 31, 2020 decreased by $30.0 million, or 4.5%, from the comparable period in 2019. The decrease was attributable to a $40.3 million impact from COVID-19, of which approximately $19.9 million was non-labor and $20.4 million was labor, and by a $28.9 million decrease from small business set aside recompete losses, net of new business wins, partially offset by $39.2 million of revenue from recent acquisitions.

Operating income
Operating income for the year ended December 31, 2020 increased by $59.0 million, or 159.8%, from the comparable period in 2019. The increase was primarily due to the loss on disposal of PAE ISR assets in 2019 as well as improved program performance in the current period, which increase was partially offset by lower revenue volume.
Liquidity and Capital Resources
As of December 31, 2020, PAE had cash and cash equivalents totaling $85.9 million and the Company had no outstanding borrowings on its 2020 ABL Credit Agreement.

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

On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into new senior secured credit facilities (the “2020 Credit Agreements”). PAE expects the combination of its current cash, cash flow from operations, and the available borrowing capacity under the 2020 Credit Agreements to be sufficient to continue to meet its normal working capital requirements, capital expenditures and other cash requirements. However, significant increases or decreases in revenues, accounts receivable, accounts payable, and merger and acquisition activity could affect PAE’s liquidity. PAE’s accounts receivable and accounts payable levels can be affected by changes in the level of contract work it performs, by the timing of large materials purchases, and subcontractor efforts used in its contracts. Government funding delays can cause delays in PAE’s ability to invoice for revenues earned, presenting a potential negative impact on liquidity.
In connection with the Business Combination, Shay was required to amend its 2016 Credit Agreements and reduce its outstanding indebtedness under its credit facilities such that the total indebtedness under the facilities, minus cash on hand at the consummation of the transaction would not be greater than $572.1 million. Immediately after the closing of the Business Combination the outstanding balance on the 2016 Credit Agreements was reduced by approximately $136.5 million to a principal balance of $128.8 million.
On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into new senior secured credit facilities. The 2020 Credit Agreements establish a $740.0 million term loan facility maturing in October 2027, a $150.0 million delayed draw term loan facility maturing in October 2027, and a $175.0 million senior secured revolving credit facility maturing in October 2025.

See Note 12 - “Debt” of the notes to the consolidated financial statements for further information on the terms and availability of PAE’s credit facilities.

As of December 31, 2020, the Company had commitments for capital expenditures in the amount of $4.8 million. These commitments primarily relate to software, equipment, facilities infrastructure and information technology. The Company anticipates funding such commitments through working capital or debt financing sources.

Cash Flows Analysis
Comparison of Results for the Year Ended December 31, 2020, and December 31, 2019 (in thousands):

	Year Ended
	December 31,	December 31,	Dollar Change
	2020	2019
Net cash provided by operating activities	$100,862	$116,648	$(15,786)
Net cash used in investing activities	(316,213)	(2,689)	(313,524)
Net cash provided by (used in) financing activities	231,783	(95,274)	327,057
Effect of exchange rate changes on cash and cash equivalents	1,441	(1,747)	3,188
Net increase in cash and cash equivalents	$17,873	$16,938	$935
Net cash provided by operating activities
Net cash provided by operating activities for the year ended December 31, 2020 decreased by $15.8 million from the comparable period in 2019, primarily as a result of lower cash collections and a decrease in accounts payable, partially offset by net income growth, and increases in customer advances and billings in excess of cost and accrued salaries.
Net cash used in investing activities
Cash used in investing activities for the year ended December 31, 2020 increased by $313.5 million from the comparable period in 2019, primarily driven by the business acquisitions of Metis and CENTRA during the fourth quarter of 2020.
Net cash provided by (used in) financing activities
Cash provided by financing activities for the year ended December 31, 2020 improved by $327.1 million from the comparable period in 2019. The increase was primarily driven by the Recapitalization in the first quarter of 2020 and refinancing of debt during the fourth quarter of 2020, which increase was partially offset by repayments on long term debt.

For a discussion of the Recapitalization, see Note 6 – “Business Combinations and Acquisitions” of the notes to the consolidated financial statements.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
First Term Loan	$890,000	$506,772
Second Term Loan	—	265,329
2020 ABL Credit Agreement	—	—
Total debt	890,000	772,101
Unamortized discount and debt issuance costs	(23,733)	(22,164)
Total debt, net of discount and debt issuance costs	866,267	749,937
Less current maturities of long-term debt	(5,961)	(22,007)
Total long-term debt, net of current	$860,306	$727,930
The following discusses the Company’s borrowing arrangements as of December 31, 2020. During the fourth quarter, the Company completed a refinancing of its existing indebtedness as further discussed below.
During the fourth quarter, the Company refinanced the 2016 Credit Agreements and entered into the 2020 Credit Agreements, which provide for borrowings up to $890.0 million. The 2020 Credit Agreements establish a $740.0 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, a $150.0 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, and a $175.0 million senior secured revolving credit facility maturing in October 2025 priced at LIBOR plus a spread of 1.8% to 2.3%.
The Company used the proceeds from the 2020 Credit Agreements to repay the amounts outstanding under its 2016 Credit Agreements, with the remaining amounts to be used for general corporate purposes, mergers and acquisitions, and transaction fees and expenses.
The loans under the 2020 Credit Agreements are secured by a first lien over substantially all of the Company’s assets. The 2020 Credit Agreements also contain affirmative and negative covenants customary for transactions of this type, including (i) affirmative covenants requiring the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios; and (ii) various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of December 31, 2020. See Note 12 - “Debt” of the notes to the consolidated financial statements.
Off-Balance Sheet Arrangements
PAE has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. PAE also has letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in Note 12 - “Debt” of the notes to the consolidated financial statements.

PAE has entered into various arrangements to provide program management, construction management and operations and maintenance services. The ownership percentage of these ventures is typically representative of the work to be performed or the amount of risk assumed by each venture partner. Some of these ventures are considered variable interest entities. PAE has consolidated all ventures over which it has control. For all others, PAE’s portion of the earnings is recorded in equity in earnings of ventures. See Note 10 - “Consolidated Variable Interest Entities” of the notes to the consolidated financial statements.

PAE does not believe that it has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Contractual Obligations

The following contractual obligations table summarizes PAE’s contractual obligations as of December 31, 2020 (in thousands):

	Calendar Years
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Bank loan debt	$8,900	$8,900	$8,900	$8,900	$8,900	$845,500	$890,000
Operating leases	48,547	42,234	37,212	29,009	22,558	54,509	234,069
Total	$57,447	$51,134	$46,112	$37,909	$31,458	$900,009	$1,124,069

The estimated cash requirement for interest on PAE’s 2020 Credit Agreements is approximately $48.4 million for 2021.
Recently Issued Accounting Pronouncements
For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on PAE’s consolidated financial statements, see Note 3 - “Recent Accounting Pronouncements" of the notes to the consolidated financial statements.
Critical Accounting Policies
PAE’s MD&A is based upon its consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles (“ U.S GAAP”). The preparation of these financial statements in accordance with U.S GAAP requires the use of estimates and assumptions which affect the reported amounts in the consolidated financial statements. Due to the size and nature of many of PAE’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for schedule and technical issues. Actual results may differ from PAE’s management’s estimates.

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

PAE’s contracts contain promises to provide distinct goods or services to its customers. These represent separate performance obligations and units of account. PAE’s management evaluates whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single arrangement at the outset of the contract. Most of PAE’s contracts consist of providing a complex set of interrelated goods and services that together provide a single deliverable or solution to the customer, and accordingly are accounted for as a single performance obligation. PAE also may engage with a customer on a contract that contains multiple distinct goods or services. In such circumstance, multiple performance obligations exist, and PAE allocates the contract’s transaction price to the individual performance obligations based on the estimated relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which PAE forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service promised.

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

For service type contracts, performance obligations are typically satisfied as services are rendered and PAE uses a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. If a contract does not meet the criteria for recognizing revenue over time, revenue is recognized at the point in time when control of the good or service is transferred to the customer. Control is considered to have transferred when the customer has legal title and PAE has right to payment.

PAE reviews the progress and execution of performance obligations under the estimate at completion process to determine changes in estimated revenues and costs. As part of this process, PAE reviews information including, but not limited to, key contract terms and conditions, program schedule, progress towards completion and identified risks and opportunities. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements. PAE must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of PAE’s contracts.

Goodwill and Indefinite-Lived Intangibles

PAE evaluates goodwill for potential impairment annually on the first day of the fourth quarter or if an event occurs or circumstances change that indicate that the fair value of a reportable segment may have fallen below its carrying value. The evaluation includes a qualitative assessment to determine if it is more likely than not that the fair value of a reportable segment is less than its carrying amount. If, as a result of the qualitative assessment, it is more likely than not that the fair value of a reportable segment is less than its carrying amount, PAE compares the fair value of each of the reportable segments using a discounted cash flow methodology, or other fair value measures as considered appropriate in the circumstances, to its net book value, including goodwill. If the net book value exceeds the fair value, PAE will measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment is recorded in the current period.

During the fourth quarter of 2020, PAE performed the annual quantitative impairment test for both of its reportable segments and found that no impairment existed. There were no events or circumstances during the year ended December 31, 2020 indicating that the carrying amount of goodwill was impaired. The Company has considered the implications of COVID-19 as they relate to the carrying value of goodwill and indefinite-lived intangibles. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the year ended December 31, 2020. However, we do not foresee issues collecting our receivables in the foreseeable future and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the impact of the COVID-19 pandemic, and the longer the duration of the event and the more widespread in geographic locations where we and our suppliers operate, the more likely it is that it could have an adverse impact on our financial condition, results of operations, and/or cash flows in the future.

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities, and their respective tax bases, and operating loss and tax credit carry forwards. PAE accounts for tax contingencies in accordance with Accounting Standard Codification (“ASC”) 740-10- 25, Income Taxes – Recognition (Topic 740). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. PAE’s effective tax rate will be higher due to establishment of valuation allowance on the disallowed interest expense. Any interest or penalties incurred in connection with income taxes are recorded as part of income tax expense (benefit) on the consolidated statements of operations for financial reporting purposes.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PAE is subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices.
Interest Rate Risk

Exposure to market risk for changes in interest rates relates to PAE’s $890.0 million outstanding debt. PAE is exposed to interest rate risk, primarily through its borrowing activities under its credit facilities.

Currency Exchange Rate Risk

Exposure to market risk for foreign currency exchange rate risk is related to receipts from customers, payments to suppliers and intercompany loans denominated in foreign currencies. Accordingly, fluctuations in the relative value of the U.S. Dollar (“USD”) to other currencies may negatively impact revenues and margins expressed in consolidated USD terms. PAE currently does not enter into foreign currency hedge contracts to manage foreign currency exchange rate risk because, to date, exchange rate fluctuations have had minimal impact on its operating results and cash flows, as its contracts are generally denominated in USD.

Commodity Price Risk

PAE purchases commodities, including fuel, food and water, for use in some of its contracts. PAE typically purchases these commodities at market prices, and as a result is affected by market price fluctuations. PAE has decided not to hedge these exposures as they are deemed immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

Board of Directors and Stockholders
PAE Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAE Incorporated (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition Related to Cost-based Input Method
Description of the Matter
For the year ended December 31, 2020, the Company recorded revenue of $2,714.6 million. As described in Note 2 to the consolidated financial statements, for service type contracts, performance obligations are typically satisfied as services are rendered and the Company uses a contract cost-based input method to measure progress. The Company reviews the progress and execution of performance obligations under the estimate at completion process to determine changes in estimated revenues and costs. As part of this process, the Company reviews information including, but not limited to, key contract terms and conditions, program schedule, progress towards completion and identified risks and opportunities. The risks and opportunities include judgments about the ability and cost to achieve the contract milestones and other technical contract requirements.

Auditing the Company’s revenue recognition for service type contracts based on the cost-based input method involved subjective auditor judgment to evaluate the Company’s estimates at completion. Management made assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of the Company’s contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over revenue recognition based on the cost-based input method. For example, we tested controls over management’s estimates at completion for the performance obligations.

To test the Company’s recognition of revenue based on the cost-based input method, our audit procedures included, among others, evaluating the assumptions used to develop the estimates at completion and the completeness and accuracy of the underlying data used in management’s calculations. For example, we compared estimated costs to source documentation such as contractual agreements, subcontractor agreements, purchase orders and current labor and overhead rates. In addition, we obtained an understanding of the status of completion through discussions with program teams and review of any corroborating or contrary information. For example, our procedures included performing analyses to compare management’s estimates to historical results of similar completed contracts.

Valuation of Acquired Intangible Assets
Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended December 31, 2020, the Company completed the acquisition of CENTRA Technology, Inc. (“CENTRA”) for a consideration paid of $225.3 million, net. The Company’s accounting for the acquisition included determining the fair value of the acquired intangible assets including customer relationships of $71.8 million. The customer relationships intangible is comprised of contract backlog as of the acquisition date. The customer relationships intangible was valued using an income method approach in which the value is derived from an estimation of the after-tax cash flows specifically attributable to customer relationships.

Auditing the accounting for the acquired intangible assets of CENTRA involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was sensitive to the underlying assumptions, including projections of revenues and profit margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation model and significant assumptions discussed above used in the valuation as well as controls over the completeness and accuracy of the data used in the model and assumptions.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing certain significant assumptions used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry and market trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Tysons, Virginia
March 16, 2021

PAE Incorporated
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenues	$2,714,628	$2,763,893	$2,608,562

Cost of revenues	2,098,153	2,183,574	1,991,622
Selling, general and administrative expenses	498,827	530,080	536,019
Amortization of intangible assets	34,154	33,205	35,780
Total operating expenses	2,631,134	2,746,859	2,563,421

Program profit	83,494	17,034	45,141
Other income, net	7,272	9,785	4,980

Operating income	90,766	26,819	50,121
Interest expense, net	(73,857)	(86,011)	(84,360)
Income (loss) before income taxes	16,909	(59,192)	(34,239)
Expense (benefit) from income taxes	3,083	(9,131)	(2,661)
Net income (loss)	13,826	(50,061)	(31,578)
Noncontrolling interest in earnings of ventures	(1,464)	(252)	2,881
Net income (loss) attributed to PAE Incorporated	$15,290	$(49,809)	$(34,459)

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.18	$(2.36)	$(1.63)
Diluted	$0.18	$(2.36)	$(1.63)

Weighted average shares outstanding:
Basic	84,114,016	21,127,823	21,127,823
Diluted	85,369,328	21,127,823	21,127,823
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Net income (loss)	$13,826	$(50,061)	$(31,578)

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	1,583	317	(1,061)
Other, net	427	1,687	1,686
Other comprehensive income	2,010	2,004	625

Comprehensive income (loss)	15,836	(48,057)	(30,953)
Comprehensive (loss) income attributed to noncontrolling interests	(1,084)	(178)	2,656
Comprehensive income (loss) attributed to PAE Incorporated	$16,920	$(47,879)	$(33,609)
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,908	$68,035
Accounts receivable, net	585,511	442,180
Prepaid expenses and other current assets	61,607	43,549
Total current assets	733,026	553,764

Property and equipment, net	27,615	30,404
Deferred income taxes, net	—	3,212
Investments	18,272	17,925
Goodwill	590,668	409,588
Intangible assets, net	258,210	180,464
Operating lease right-of-use assets, net	191,370	162,184
Other noncurrent assets	10,209	13,758
Total assets	$1,829,370	$1,371,299

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$152,962	$124,661
Accrued expenses	114,222	102,315
Customer advances and billings in excess of costs	106,475	51,439
Salaries, benefits and payroll taxes	145,186	130,633
Accrued taxes	15,582	18,488
Current portion of long-term debt, net	5,961	22,007
Operating lease liabilities, current portion	46,756	36,997
Other current liabilities	45,037	30,893
Total current liabilities	632,181	517,433

Deferred income taxes, net	4,389	—
Long-term debt, net	860,306	727,930
Long-term operating lease liabilities	145,569	129,244
Other long-term liabilities	30,273	8,601
Total liabilities	1,672,718	1,383,208

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	3
Additional paid-in capital	252,612	101,742
Accumulated deficit	(130,081)	(145,371)
Accumulated other comprehensive income (loss)	1,876	(134)
Total PAE Incorporated stockholders' equity	124,416	(43,760)
Noncontrolling interests	32,236	31,851
Total liabilities and stockholders’ equity	$1,829,370	$1,371,299
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	282,047	$3	$101,742	$(61,248)	$(2,763)	$37,734	$28,705	$66,439
Net (loss) income	—	—	—	(34,459)	—	(34,459)	2,881	(31,578)
Cumulative effect due to adoption of new accounting standards	—	—	—	145	—	145	(1,340)	(1,195)
Other comprehensive income, net	—	—	—	—	625	625	—	625
Distributions to venture partners and other	—	—	—	—	—	—	(2,806)	(2,806)
Balance at December 31, 2018	282,047	3	101,742	(95,562)	(2,138)	4,045	27,440	31,485
Retrospective application of the Recapitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2018	21,127,823	2	101,743	(95,562)	(2,138)	4,045	27,440	31,485
Net loss	—	—	—	(49,809)	—	(49,809)	(252)	(50,061)
Other comprehensive income, net	—	—	—	—	2,004	2,004	—	2,004
Distributions to venture partners and other	—	—	—	—	—	—	(742)	(742)
Equity contributions from venture partners			—				5,405	5,405
Balance at December 31, 2019	21,127,823	2	$101,743	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Net income (loss)	—	—	—	15,290	—	15,290	(1,464)	13,826
Other comprehensive income, net	—	—	—	—	2,010	2,010	—	2,010
Distributions to venture partners and other	—	—	—	—	—	—	(291)	(291)
Equity contributions from venture partners	—	—	—	—	—	—	2,140	2,140
Private placement	23,913,044	2	219,998	—	—	220,000	—	220,000
Equity infusion from Gores	46,999,787	5	364,773	—	—	364,778	—	364,778
Payment to Shay Stockholders	—	—	(446,845)	—	—	(446,845)	—	(446,845)
Stock-based compensation	—	—	12,943	—	—	12,943	—	12,943
Balance at December 31, 2020	92,040,654	$9	$252,612	$(130,081)	$1,876	$124,416	$32,236	$156,652
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$13,826	$(50,061)	$(31,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	9,484	12,875	14,459
Amortization of intangible assets	34,154	33,205	33,817
Amortization of debt issuance cost	6,690	8,092	8,382
Loss on extinguishment of debt	16,528	—	—
Stock-based compensation	12,943	—	—
Net undistributed (loss) income from unconsolidated ventures	(6,504)	(2,680)	180
Deferred income taxes, net	(19,278)	(17,247)	(14,801)
Other non-cash activities, net	383	36,942	380
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(54,345)	74,416	(101,178)
Accounts payable	(4,529)	618	35,404
Accrued expenses	9,529	(5,629)	12,058
Customer advances and billings in excess of costs	48,618	23,569	(15,004)
Salaries, benefits and payroll taxes	554	17,411	7,510
Prepaid expenses and other current assets	(5,862)	3,202	355
Other current and noncurrent liabilities	39,215	(25,220)	(8,628)
Investments	6,538	6,102	12,973
Other noncurrent assets	(4,141)	1,450	(688)
Accrued taxes	(2,941)	(397)	(10,482)
Net cash provided by (used in) operating activities	100,862	116,648	(56,841)
Investing activities
Expenditures for property and equipment	(3,835)	(9,436)	(5,702)
Acquisition of Metis Solutions Corporation, net of acquired cash	(90,271)	—	—
Acquisition of Centra Technology Inc, net of acquired cash	(222,124)	—	—
Other investing activities, net	17	6,747	(10,849)
Net cash used in investing activities	(316,213)	(2,689)	(16,551)
Financing activities
Net contributions from noncontrolling interests	2,095	5,405	—
Borrowings on long-term debt	961,030	267,375	107,099
Repayments on short-term debt	—	—	(1,966)
Repayments on long-term debt	(843,131)	(367,312)	(69,480)
Payment of debt issuance costs	(26,646)	—	—
Recapitalization from merger with Gores III	605,713	—	—
Payment of underwriting and transaction costs	(27,267)	—	—
Distribution to selling stockholders	(439,719)	—	—
Other financing activities, net	(292)	(742)	(2,806)
Net cash provided by (used in) financing activities	231,783	(95,274)	32,847
Effect of exchange rate changes on cash and cash equivalents	1,441	(1,747)	(1,940)
Net increase (decrease) in cash and cash equivalents	17,873	16,938	(42,485)
Cash and cash equivalents at beginning of period	68,035	51,097	93,582
Cash and cash equivalents at end of period	$85,908	$68,035	$51,097

Supplemental cash flow information
Cash paid for interest	$45,247	$78,019	$74,579
Cash paid for taxes	$10,936	$9,552	$19,093
See accompanying notes to consolidated financial statements

PAE Incorporated
Notes to Consolidated Financial Statements
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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization (the “Recapitalization”), in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer).

Accordingly, as of the Closing Date, Shay’s historical results of operations replaced Gores III’s historical results of operations for periods prior to the Business Combination and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Closing Date. See Note 6 - “Business Combinations and Acquisitions” for additional information.

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

The Company’s operations are currently organized into the following two reportable segments:

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
2. Significant Accounting Principles and Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for annual financial information. In management’s opinion, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business process. This practice only affects interim periods, as the Company’s fiscal year ends on December 31, and therefore the closing of books and records for the year ends reflected in this Annual Report on Form 10-K were December 31, 2020 and December 31, 2019 and December 31, 2018, respectively. The consolidated financial statements and disclosures included herein are labeled based on that convention.

The consolidated financial statements include the accounts of PAE Incorporated and subsidiaries and ventures in which the Company owns more than 50% or otherwise controls. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

These consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions, including assumptions to determine the fair value of acquired assets and liabilities, recoverability of long-lived assets, goodwill, valuation allowances on deferred taxes, inputs used in stock based compensation and anticipated contract costs and revenues utilized in the earnings recognition process, which affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the size and nature of many of the Company’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for timing and risks. Actual results may differ from management’s estimates and changes in these estimates are recorded when known.

Significant Accounting Policies

Revenue Recognition

As of January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenues From Contracts With Customers (Topic 606) using the modified retrospective method.

The majority of the Company’s revenues are generated from contracts with the U.S. Government and its agencies. The Company enters into a variety of contract types, including fixed price, cost reimbursable, and time and materials contracts.

The Company accounts for a contract when it has been approved by all parties in the arrangement, the rights of the parties and payment terms are identified, and collectability of the consideration is reasonably assured. At contract inception, the Company identifies distinct goods or services promised in the contract, referred to as performance obligations, and then determines the transaction price for the contract.

The transaction price can be a fixed or variable amount, and contracts can contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts of variable consideration are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with all variable consideration is resolved or recognized. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and historical, current and forecasted information that is reasonably available.

The Company’s contracts contain promises to provide distinct goods or services to its customers. These represent separate performance obligations and units of account. Management evaluates whether a single contract should be accounted for as more than one performance obligation or whether two or more contracts should be combined and accounted for as one single arrangement at the outset of the contract. Most of the Company’s contracts consist of providing a complex set of interrelated goods and services that together provide a single deliverable or solution to the customer, and accordingly are accounted for as a single performance obligation. The Company also may engage with a customer on a contract that contains multiple distinct goods or services. In such circumstance, multiple performance obligations exist, and the Company allocates the contract’s transaction price to the individual performance obligations based on estimated relative standalone selling price. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service promised.

Revenue is recognized when, or as, the performance obligation is satisfied. For substantially all of the Company’s contracts, the Company satisfies its performance obligations over time as the Company’s customer simultaneously receives and consumes benefits. In such instances, revenue is recognized over time when transfer of control to the customer occurs.

For U.S. Government contracts, this ongoing obligation to deliver goods or services is supported by clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay for costs incurred plus a reasonable profit and take control of any work in process. When a transfer of control occurs over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Based on the nature of the products and services provided in the contract, the Company uses judgment to determine if an input measure or output measure best depicts the transfer of control over time.

For services contracts, performance obligations are typically satisfied as services are rendered and the Company uses a contract cost-based input method to measure progress. Contract costs include labor, material and allocable indirect expenses. Revenue is recognized proportionally as contract costs are incurred plus estimated fees. If a contract does not meet the criteria for recognizing revenue over time, revenue is recognized at the point in time when control of the good or service is transferred to the customer. Control is considered to have transferred when the customer has legal title and the Company has a right to payment.

Contracts are often modified to account for changes in contract specifications and requirements. Contract modifications impact a performance obligation when the modification either creates new, or changes the existing, enforceable rights and obligations. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue under the cumulative catch-up method. Significant changes in one or more estimates could affect the profitability of a contract. Adjustments are recognized in estimated profit on contracts in the period identified. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes that loss in the period it is identified.

Management reviews the progress and execution of performance obligations under the estimate at completion process. As part of this process, management reviews information including, but not limited to, key contract terms and conditions, program schedule, progress towards completion, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the contract milestones and other technical contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation, execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. A significant change in one or more of these estimates could affect the profitability of the Company’s contracts.

Operating Expenses

Operating expenses include all cost of revenues, selling, general and administrative expenses, amortization of intangible assets, and depreciation of fixed assets. Cost of revenues includes costs related to labor, material, subcontract labor and other costs that are allowable and allocable to contracts under federal procurement standards. Selling, general and administrative expenses primarily consist of (i) fringe benefits related to the contract costs; (ii) salaries and wages plus associated fringe benefits and occupancy costs related to executive and senior management, business development, bid and proposal, contracts administration, finance and accounting, human resources, recruiting, information systems support, legal and corporate governance; and (iii) unallowable costs under applicable procurement standards that are not allocable to contracts for billing purposes. Unallowable costs do not generate revenue, but are necessary for business operations.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less at the date of purchase to be cash and cash equivalents. The Company does not maintain any restricted cash.

Accounts Receivable, net

Amounts billed and due from customers are recorded as billed receivables within accounts receivable, net on the consolidated balance sheets. Generally, customer accounts are due within 30 to 45 days of billings. The Company recognizes an allowance for credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The Company assesses its overall allowance for credit losses at least on a quarterly basis. Prior to the implementation of Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), the Company recorded adjustments to an allowance for doubtful accounts when collectability was uncertain. For further information on the effect of adoption of ASU 2016-13, refer to Note 3 – “Recent Accounting Pronouncements – Accounting Pronouncements Adopted”.

Contract Assets

Contract assets primarily consist of unbilled receivables which represent rights to payment for work or services completed but not billed as of the reporting date. Contract assets are classified as unbilled receivables within accounts receivable, net on the consolidated balance sheets.

Contract Liabilities

Contract liabilities are advances and milestone payments from customers on certain contracts that exceed revenue earned to date. Contract liabilities are reported as customer advances and billings in excess of costs on the consolidated balance sheets.

Concentration of Credit Risk

The Company’s receivables are highly concentrated with agencies of the U.S. Government. Approximately 91.4% and 96.0% of receivables as of December 31, 2020 and 2019, respectively, were generated from contracts with the U.S. Government. Approximately 90.0% and 93.0% of revenues for the years ended December 31, 2020 and 2019, respectively, were related to contracts with the U.S. Government. The Company believes that credit risk related to its accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. Government, as well as the creditworthiness of the U.S. Government.

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation and amortization using a straight-line method over the estimated useful lives of assets. The estimated useful life of machinery and equipment is 4 to 20 years, computer software and equipment is 3 to 7 years, transportation equipment is 4 to 11 years, furniture and fixtures is 5 to 12 years, and leasehold improvements is 3 to 16 years.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized, but instead is tested annually for impairment at the reporting unit level and tested more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company’s policy is to perform its annual goodwill impairment evaluation as of the first day of the fourth quarter of its fiscal year. The Company may first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or the Company elects to bypass such assessment, the Company then determines the fair value of each reporting unit quantitatively. The fair value of each reporting unit is compared to the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference. The results of the Company’s annual goodwill impairment test for 2020, 2019 and 2018 indicated that no impairment existed. See Note 9 - “Goodwill and Intangible Assets” for additional information.

The evaluation includes comparing the fair value of each of the reporting units using a discounted cash flow methodology, or other fair value measures as considered appropriate in the circumstances, to its net book value, including goodwill. If the net book value exceeds the fair value, the Company will measure impairment by comparing the derived fair value of goodwill to its carrying value, and any impairment is recorded in the current period.

Intangible Assets

Intangible assets consist of customer relationships, technology and trade name and are recognized at their estimated fair values at the date of acquisition. The Company amortizes intangible assets using an accelerated method that best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful lives of the applicable assets. On an annual basis, the Company evaluates this method to ensure continued appropriateness unless the estimated useful lives are determined to be indefinite or the estimated cash flows indicate another pattern of amortization should be used. The Company amortizes acquired intangibles over the following periods:

Customer relationships	6-13 years
Technology	3-5 years
Trade name	5-10 years

Impairment of Certain Long-Lived Assets

The Company reviews the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. The Company assesses impairment by comparing the estimated undiscounted future cash flows of the related assets to the carrying value. If an asset is determined to be impaired, the Company would recognize an impairment charge in the current period for the difference between the fair value of the asset and the carrying amount. For the years ended December 31, 2020, 2019 and 2018, there was no impairment of long-lived assets.

Leases

The Company adopted ASC 842, Leases (Topic 842) effective January 1, 2019, which changed the way the Company accounts for its leases.

The Company’s leases are generally for facilities and office space and are classified as operating leases. A contract is determined to be a leasing arrangement at inception. A right-of-use (“ROU”) asset represents the right to control the use of an identified asset over the lease term and a lease liability represents the obligation to make lease payments arising from the lease. If a lease arrangement is determined to exist, a ROU asset and corresponding lease liability are recorded on the balance sheet at the lease commencement date based on the present value of lease payments over the lease term.

The Company uses the incremental borrowing rate on the lease commencement date to determine the present value of lease payments. Operating lease expenses for the Company’s operating leases are recognized on a straight-line basis over the lease term. Certain operating leases may contain renewal or termination options that are reasonably certain of exercise.

Lease and non-lease components are accounted for together as a single lease component for operating leases.

The Company’s leases may also include variable lease payments, such as for insurance and taxes, which are not included in measuring ROU assets and lease liabilities and are recorded as variable lease expense in the period incurred. Payments for maintenance costs, utilities, or other variable payments that pertain to non-lease components are expensed as incurred and not reflected in the ROU assets and lease liabilities.

Segment Reporting

The Company’s operations and reportable segments are organized around the nature of the products and services provided to customers. The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”), currently its President and Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance. Although information regarding certain capabilities and markets served may be discussed for purposes of promoting an understanding of the business, the Company manages its business and allocates resources based on the two segments.

The Company separately presents the costs associated with certain corporate functions as Corporate, which primarily include costs that are not reimbursed by the Company’s U.S. Government customers.

Consolidated Investments and Equity Method Investments

The Company consolidates an investment when it has determined that the investment is a variable interest entity (“VIE”) and that the Company is the primary beneficiary. This determination is made at the inception of the Company’s involvement with the investment, in accordance with U.S. GAAP, and is reevaluated when facts and circumstances change. The Company considers both qualitative and quantitative factors to form a conclusion as to whether it, or another interest holder, has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance. The Company also considers qualitative and quantitative factors to determine if it, or another interest holder, has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company also consolidates ventures that are not VIEs when it has a controlling interest.

When the Company consolidates an entity that is not wholly owned, the Company records the minority interests in the entity as a component of non-controlling interests in the stockholders’ equity section of the consolidated balance sheets. The Company has included the non-controlling interest in earnings of ventures within the consolidated net income and deducted the same amount to derive net income attributable to the Company.

Other investments are accounted for under the equity method of accounting. These investments consist of ventures determined to be VIEs when the Company is not deemed to be the primary beneficiary and ventures that are not VIEs that the Company accounts for under the voting interest model when the Company has significant influence but not control. Significant influence generally is presumed to exist when the Company’s ownership in the investee is 20% or greater, unless other factors indicate otherwise. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee is included in other income, net on the accompanying consolidated statements of operations.

The aggregate carrying amount of certain investments in equity investees exceeded the underlying equity in their net assets. The amount in excess of carrying amount is amortized using an accelerated method that best approximates the proportion of the future cash flows estimated to be generated in each period over the remaining life of the contracts performed by the equity investees. The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. For the years ended December 31, 2020, 2019 and 2018, the Company did not record an impairment of equity method investments.

Stock-Based Compensation

Compensation expense for stock-based awards to employees that vest over a specific service period, is recognized in the consolidated statements of operations based on their grant date fair value and straight-line over the vesting period of the awards. For stock-based awards that vest based on the achievement of related performance conditions, compensation expense is recognized based on the expected achievement of the related performance conditions at the end of each reporting period over the vesting period of the award. If the Company’s initial estimates of the achievement of the performance conditions change, the related stock-based compensation expense and timing may fluctuate from period to period based on those estimates. If the performance conditions are not met, no stock-based compensation expense will be recognized, and any previously recognized stock-based compensation expense will be reversed. Forfeitures are recognized in compensation costs when those occur.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the reporting date, while income and expenses are translated at the weighted-average exchange rate during the period. The Company’s primary practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency fluctuations. The net translation gains and losses are not included in determining net income, but are accumulated as a separate component of equity. Foreign currency transaction gains and losses are included in other income, net in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the accounting standard for income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted.

The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If the Company determines that it will be able to realize its deferred income tax assets in the future in excess of their net recorded amount or will no longer be able to realize its deferred income tax assets in the future as currently recorded, the Company makes an adjustment to the valuation allowance that will decrease or increase, respectively the provision for income taxes.

The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.

The Company recognizes liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are determined based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense (benefit) on the consolidated statements of operations. For further discussion on uncertain tax positions which were settled for amounts different than recorded amounts see Note 21 - “Income Taxes”.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) refers to revenue, expenses, and gains and losses that, under U.S. GAAP, are included in comprehensive income (loss), but excluded from the determination of net income (loss).

Foreign currency translation and pension and other post-retirement benefit adjustments are the only elements of other comprehensive income (loss) and accumulated other comprehensive income (loss).

Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing the net income (loss) allocable to stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed by dividing the net income (loss) allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the dilutive effect of common stock equivalents for the period.
Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants at the measurement date. The valuation techniques the Company utilizes to measure the fair value of financial instruments are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.

These two types of inputs create the following fair value hierarchy:

•Level 1 – Quoted prices for identical instruments in observable active markets.
•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 – Significant inputs to the valuation model are unobservable and reflect Company’s own estimates and assumptions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

The carrying value of the Company’s outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s 2020 Credit Agreements.
3. Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842 “ASU 2016-02”), which supersedes the current lease guidance under ASC 840 Leases (Topic 840). Management adopted ASU 2016-02 on January 1, 2019, electing to use the package of practical expedients permitted under the transition guidance that allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.

The adoption of this standard resulted in the recognition of ROU assets and lease liabilities for operating leases on the consolidated balance sheet. There was no cumulative impact to retained earnings and the January 1, 2019 adoption of ASC 842 did not have a material impact to either the consolidated statements of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, replacing the existing incurred loss impairment model. The new standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance effective January 1, 2020 under the modified retrospective method and such adoption did not have a material impact on the Company’s financial statements.
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
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company’s 2020 Credit Agreement provides for $740.0 million term loan facility, a $150.0 million delayed draw term loan facility, and a $175.0 million senior secured revolving credit facility priced at LIBOR. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Year Ended December 31, 2020
	GMS	NSS	Total
DoD	$807,722	$277,134	$1,084,856
Other U.S. government agencies	1,079,345	264,185	1,343,530
Commercial and non-U.S. customers	193,407	92,835	286,242
Total	$2,080,474	$634,154	$2,714,628

	Year Ended December 31, 2019
	GMS	NSS	Total
DoD	$858,623	$222,978	$1,081,601
Other U.S. government agencies	1,123,459	359,681	1,483,140
Commercial and non-U.S. customers	117,655	81,497	199,152
Total	$2,099,737	$664,156	$2,763,893

	Year Ended December 31, 2018
	GMS	NSS	Total
DoD	$784,532	$205,404	$989,936
Other U.S. government agencies	1,096,193	359,977	1,456,170
Commercial and non-U.S. customers	88,118	74,338	162,456
Total	$1,968,843	$639,719	$2,608,562
Revenues by contract type were as follows (in thousands):

	Year Ended December 31, 2020
	GMS	NSS	Total
Cost-reimbursable	$1,182,865	$166,026	$1,348,891
Fixed-price	676,714	269,530	946,244
Time and materials	220,895	198,598	419,493
Total	$2,080,474	$634,154	$2,714,628

	Year Ended December 31, 2019
	GMS	NSS	Total
Cost-reimbursable	$1,206,710	$105,360	$1,312,070
Fixed-price	717,595	286,366	1,003,961
Time and materials	175,432	272,430	447,862
Total	$2,099,737	$664,156	$2,763,893

	Year Ended December 31, 2018
	GMS	NSS	Total
Cost-reimbursable	$1,229,707	$90,061	$1,319,768
Fixed-price	595,127	281,859	876,986
Time and materials	144,009	267,799	411,808
Total	$1,968,843	$639,719	$2,608,562
Disaggregated revenues by geographic location were as follows (in thousands):

	Year Ended December 31, 2020
	GMS	NSS	Total
United States	$1,104,536	$626,961	$1,731,497
International	975,938	7,193	983,131
Total	$2,080,474	$634,154	$2,714,628

	Year Ended December 31, 2019
	GMS	NSS	Total
United States	$1,090,765	$657,706	$1,748,471
International	1,008,972	6,450	1,015,422
Total	$2,099,737	$664,156	$2,763,893

	Year Ended December 31, 2018
	GMS	NSS	Total
United States	$1,013,830	$635,158	$1,648,988
International	955,013	4,561	959,574
Total	$1,968,843	$639,719	$2,608,562

Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of December 31, 2020 and December 31, 2019 was $1,722.0 million and $1,640.0 million, respectively.
As of December 31, 2020, the Company expects to recognize approximately 95.4% and 4.6% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.
5. Contract Assets and Contract Liabilities
Contract assets consist of unbilled receivables, which represent rights to payment for work or services completed but not billed as of the reporting date. Contract assets are recorded as unbilled receivables within accounts receivable, net on the consolidated balance sheets.
Contract liabilities are advances and milestone payments from customers on certain contracts that exceed revenue earned to date. Contract liabilities are recorded as customer advances and billings in excess of costs on the consolidated balance sheets.
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
Contract assets	$360,552	$295,103
Contract liabilities	$106,475	$51,439
The increase in contract assets of $65.4 million for the year ended December 31, 2020 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations and Metis and CENTRA contract asset balances added in the fourth quarter.
The increase in contract liabilities of $55.0 million for the year ended December 31, 2020 was primarily due to the timing of advance payments from customers and Metis and CENTRA contract liabilities balance added in the fourth quarter partially offset by revenue recognized during the period.
The Company recognized $35.2 million and $19.1 million, for the year ended December 31, 2020 and December 31, 2019, respectively, relating to amounts that were included in the beginning balance of contract liabilities.

6. Business Combinations and Acquisitions
As described in Note 1 - “Description of Business,” the Business Combination was consummated on February 10, 2020. For financial accounting and reporting purposes under U.S. GAAP, the Business Combination was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible asset recorded. Under this method of accounting, Gores III (legal acquirer) is treated as the acquired entity and Shay (legal acquiree) is deemed to have issued common stock for the net assets and equity of Gores III consisting of mainly cash, accompanied simultaneously by the Recapitalization. The net assets of Gores III are stated at historical cost, and accordingly the equity and net assets of Shay have not been adjusted to fair value. Consequently, the consolidated assets, liabilities and results of operations of Shay are the historical financial statements of PAE Incorporated and the Gores III assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Shay beginning on the Closing Date. Shares and earnings per share information prior to the Business Combination have been retroactively restated to reflect the exchange ratio established in the Recapitalization.
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

In addition to the foregoing consideration paid on the Closing Date, former stockholders of Shay are entitled to receive additional Earn-Out Shares from PAE of up to an aggregate of 4,000,000 shares of Class A Common Stock if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination. See Note 13 - “Stockholders’ Equity - Earn-Out Agreement” for additional information.

The Company also has certain warrants issued by Gores III that remain outstanding after the Business Combination. See Note 13 - “Stockholders’ Equity - Warrants” for further information about the warrants.

In connection with the Business Combination, the Company recorded $20.9 million, net of tax as a reduction to additional paid in capital related to the transaction costs. These costs were directly attributable to the Recapitalization.

During the third quarter, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. Additionally, during the third quarter, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.

CENTRA Technology, Inc.

On November 20, 2020, the Company acquired 100% of the outstanding capital stock of CENTRA Technology, Inc. (“CENTRA”) for a consideration paid of $225.3 million, net. The results of CENTRA’s operations have been included in the Company’s consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, communication systems integration and research and development services for intelligence and defense customers. The goodwill of $125.1 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes. The total cash fair value of consideration paid for CENTRA was approximately $225.3 million.

The information presented below represents the allocation of CENTRA’s purchase price to the fair value of assets acquired and liabilities assumed, as of the acquisition date, November 20, 2020. The Company has completed the purchase accounting valuation for this acquisition. However, the below values presented might be subject to change through the measurement period of one year after acquisition date. The major classes of assets and liabilities to which the purchase price was allocated were as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$3,202
Accounts receivable	72,636
Prepaid expenses and other current assets	3,454
Property and equipment	2,848
Operating lease right-of-use assets	21,137
Intangible assets	74,100
Total assets acquired	177,377
Accounts payable	30,212
Accrued expenses	1,159
Customer advances and billings in excess of costs	2,965
Salaries, benefits and payroll taxes	7,969
Deferred income taxes	12,402
Operating lease liabilities, current portion	2,996
Other current liabilities	1,423
Long-term operating lease liabilities	18,038
Total liabilities assumed	77,164
Net identifiable assets acquired	100,213
Goodwill	125,113
Total estimated consideration transferred	$225,326

Intangible assets acquired were as follows:

(in thousands, except years)	Weighted-average Amortization Period	Fair Value
Customer Relationships	10	$71,800
Trade Name & Trademarks	7	2,300
Total intangible assets	10	$74,100

The intangible trade name and trademarks is based on the strong reputation that CENTRA has, through their several brands, in the government contracting industry. This trade name is necessary to win new contracts and maintain current customer relationships. The trade name and trademark intangible was valued using the relief from royalty method, in which the value is derived from the benefit of ownership as the “relief” from royalty expense that would be incurred in the absence of ownership. The customer relationships intangible is comprised of contract backlog as of the acquisition date. Customer relationships intangible was valued using an income method approach in which the value is derived from an estimation of the after-tax cash flows specifically attributable to customer relationships. The valuation included assumptions for projections of revenue and profit margin.

The amount of revenue recognized from CENTRA in the consolidated statement of operations for the year ended December 31, 2020 amounted to $31.5 million.

Metis Solutions Corporation

On November 23, 2020, the Company completed the acquisition of 100% of the capital stock of Metis Solutions Corporation (“Metis”) for a consideration paid of $95.7 million in cash. The results of Metis operations have been included in the consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, training and program support for intelligence and defense customers. The goodwill of $56.0 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes. The total cash fair value of consideration paid for Metis was approximately $95.7 million.

The information presented below represents the allocation of Metis’ purchase price to the fair value of assets acquired and liabilities assumed, as of the acquisition date, November 23, 2020. The Company has completed the purchase accounting valuation for this acquisition. However, the below values presented might be subject to change through the measurement period of one year after acquisition date. The major classes of assets and liabilities to which the purchase price was allocated were as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$5,469
Accounts receivable	15,905
Prepaid expenses and other current assets	621
Property and equipment	27
Operating lease right-of-use assets	599
Intangible assets	37,800
Other noncurrent assets	63
Total assets acquired	60,484
Accounts payable	2,454
Accrued expenses	1,056
Customer advances and billings in excess of costs	3,420
Salaries, benefits and payroll taxes	5,486
Deferred income taxes	7,700
Operating lease liabilities, current portion	355
Long-term operating lease liabilities	240
Total liabilities assumed	20,711
Net identifiable assets acquired	39,773
Goodwill	55,967
Total estimated consideration transferred	$95,740

Intangible assets acquired were as follows:

(in thousands, except years)	Weighted-average Amortization Period	Fair Value
Customer Relationships	11	$32,200
Trade Name & Trademarks	7	5,600
Total intangible assets	10	$37,800

The intangible trade name and trademarks is based on the strong reputation that Metis has in the government contracting industry. This trade name is necessary to acquire new contract and further develop current service offerings. The trade name and trademarks intangible was valued using the relief from royalty method, in which the value is derived from the benefit of ownership as the “relief” from royalty expense that would be incurred in the absence of ownership. The customer relationships intangible is comprised of contract backlog as of the acquisition date. Customer relationships intangible was valued using an income method approach in which the value is derived from an estimation of the after-tax cash flows specifically attributable to customer relationships. The valuation included assumptions for projections of revenue and profit margin.

The amount of revenue recognized from Metis in the consolidated statement of operations for the year ended December 31, 2020 amounted to $7.6 million.
7. Accounts Receivable, net
The components of Accounts receivable, net consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
Billed receivables	$227,787	$148,747
Unbilled receivables	360,552	295,103
Less allowance for credit losses	(2,828)	(1,670)
Total accounts receivables, net	$585,511	$442,180

As of December 31, 2020 approximately 91.4% of the Company’s accounts receivable are with the U.S. government.

8. Property and Equipment, net
The components of property and equipment, net consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
Assets not yet in service	$2,111	$301
Leasehold improvements	11,906	9,823
Machinery and equipment	12,839	12,094
Computer and equipment	36,119	34,894
Transportation equipment	13,519	14,043
Furniture and fixtures	2,353	2,797
Property and equipment, gross	78,847	73,952
Less accumulated depreciation and amortization	(51,232)	(43,548)
Total property and equipment, net	$27,615	$30,404

For the year ended December 31, 2020, December 31, 2019 and December 31, 2018, depreciation expense was approximately $9.6 million, $12.9 million and $14.5 million, respectively.

9. Goodwill and Intangible Assets, net
Goodwill
Based on management’s assessment of goodwill, there was no impairment or change for the year ended December 31, 2020.
The Company considered the implications of COVID-19 as it relates to the fair value of goodwill. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the year ended December 31, 2020. Since the Company’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables and management does not foresee issues collecting receivables in the foreseeable future. In addition, the Company’s contract awards typically extend to at least five years, including options, and it has a strong history of being awarded a majority of these contract options. Management does not anticipate that the pandemic will have a materially adverse impact on such options. The Company’s liquidity position has not been materially impacted, and management continues to believe that the Company has adequate liquidity to fund its operations and meet its debt service obligations for the foreseeable future. Based on management’s assessment there has been no material impact to the fair value of goodwill due to the implications of COVID-19.

The following table presents changes in the carrying amount of goodwill by reportable segment for the periods presented (in thousands):

	GMS	NSS	Total
Balance as of December 31, 2018	$208,593	$199,432	$408,025
Acquisitions	—	—	—
Other	—	1,563	1,563
Balance as of December 31, 2019	$208,593	$200,995	$409,588
Acquisitions	—	181,080	181,080
Other	—	—	—
Balance as of December 31, 2020	$208,593	$382,075	$590,668

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(149,163)	$241,737
Technology	1,700	(1,700)	—
Trade name	24,800	(8,327)	16,473
Total	$417,400	$(159,190)	$258,210

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$286,900	$(116,923)	$169,977
Technology	1,700	(1,700)	—
Trade name	16,900	(6,413)	10,487
Total	$305,500	$(125,036)	$180,464
As of December 31, 2020, customer relationships and trade name intangibles had weighted average remaining useful lives of 8.2 years and 5.9 years, respectively. As of December 31, 2019, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.9 years and 6.0 years, respectively.
For the year ended December 31, 2020, December 31, 2019 and December 31, 2018, amortization expense was approximately $34.2 million, $33.2 million and $35.8 million respectively.

Estimated amortization expense in future years is expected to be:

As of
December 31, 2020
2021	$50,106
2022	50,089
2023	40,666
2024	33,782
2025	28,015
Thereafter	55,552
Total	$258,210

10. Consolidated Variable Interest Entities
The Company is the majority shareholder and primary beneficiary of PAE (New Zealand) Limited, ATOM Training Limited, PAE-Perini LLC, Syncom Space Services LLC, PAE-SGT Partners LLC, PAE-Parsons Global Logistics Services, LLC and accordingly, these entities are consolidated. As the primary beneficiary, the Company has a risk and obligation to absorb any losses significant to the VIE and the power, through voting rights or similar rights, to direct the activities that could impact economic performance of the VIE. The use of the assets of the VIEs to settle the Company’s liabilities is subject to the approval of the managing body of each VIE.
The cash flows generated by these VIEs are included within the Company’s consolidated statements of cash flows. The consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
Assets
Total assets	$145,664	$127,742

Liabilities and equity
Total liabilities	$96,318	$80,151
Total equity	49,346	47,591
Total liabilities and equity	$145,664	$127,742
The consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Income statements
Revenues	$369,966	$340,063	$259,386
Cost of revenues	301,345	311,310	205,730
Selling, general and administrative expenses	73,400	80,942	84,473
Total operating expenses	374,745	392,252	290,203
Program loss	(4,779)	(52,189)	(30,817)
Other income (loss), net	908	(1,697)	(1,093)
Net loss	$(3,871)	$(53,886)	$(31,910)

11. Other current liabilities
Other current liabilities consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019

Reserves	$13,617	$11,659
Accrued foreign taxes	13,227	6,053
Accrued losses on contracts	11,455	11,352
Other	6,738	1,829
Total current liabilities	$45,037	$30,893

12. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2020	2019
First Term Loan	$890,000	$506,772
Second Term Loan	—	265,329
2020 ABL Credit Agreement	—	—
Total debt	890,000	772,101
Unamortized discount and debt issuance costs	(23,733)	(22,164)
Total debt, net of discount and debt issuance costs	866,267	749,937
Less current maturities of long-term debt	(5,961)	(22,007)
Total long-term debt, net of current	$860,306	$727,930

Credit Agreements
On October 19, 2020, the Company refinanced the 2016 Credit Agreements and entered into new senior secured credit facilities (the “2020 Credit Agreements”). The Company’s new borrowing arrangement provides for borrowings up to $890.0 million. The 2020 Credit Agreements established a $740.0 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, a $150.0 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5% (together the “First Term Loan”), and a $175.0 million senior secured revolving credit facility (“the 2020 ABL Credit Agreement”) maturing in October 2025 priced at LIBOR plus a spread of 1.8% to 2.3%.
Proceeds from the debt refinance were used to pay-off the preexisting 2016 Credit Agreements first and second lien in the amount of $484.4 million and $128.8 million, respectively, with the remaining amounts to be used for general corporate purposes, mergers and acquisitions, and transaction fees and expenses. The 2016 Credit Agreements had $13.2 million in unamortized deferred financing costs and discounts on the balance sheet. The Company recognized $12.5 million as loss on extinguishment of debt in interest expense on the Consolidated Statement of Operations as the difference between the net carrying value of the extinguished debt and reacqusition price of the refinance debt.
The loans under the 2020 Credit Agreements are secured by a first lien over substantially all of the Company's assets as well as affirmative and negative covenants customary for transactions of this type, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates.
The 2020 Credit Agreements require the Company to comply with specified financial covenants under certain circumstances, including the maintenance of certain leverage ratios.
The 2020 Credit Agreements also contain various non-financial covenants, including affirmative covenants with respect to reporting requirements and maintenance of business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company’s ability to alter the character of the business, consolidate, merge, or sell assets, incur liens or additional indebtedness, make investments, and undertake certain additional actions.
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of December 31, 2020.
Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
December 31, 2020
2021	$8,900
2022	8,900
2023	8,900
2024	8,900
2025	8,900
Thereafter	845,500
Total	$890,000
As of December 31, 2020 and December 31, 2019, the available borrowing capacity under the 2020 ABL Credit Agreement was approximately $132.8 million and $121.8 million, respectively.
Interest Rates on Credit Agreements
The interest rate per annum applicable to amounts borrowed under the First Term Loan is equal to either the Base Rate (as defined below) or the LIBO Rate (as defined below), in either case, plus (i) 4.5% in the case of the Base Rate loans and (ii) 3.5% in the case of LIBO Rate loans.
The “Base Rate” is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America (“BofA”) as its “prime rate,” and (c) the LIBO Rate for a LIBO Rate Term Loan with a one month interest period commencing on such day plus 1.0%. The “prime rate” is a rate set by BofA based upon various factors including BofA’s costs and desired return, general economic conditions and other factors. The LIBO Rate is defined as the rate per annum equal to the London Interbank Offered Rate or a comparable or successor rate, whichever rate is approved by the Administrative Agent (as that term is defined in the 2020 Credit Agreements).
As of December 31, 2020 and December 31, 2019, the applicable interest rate on the amounts borrowed under the First Term Loan was 5.3% and 7.4%, respectively. As of December 31, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the Second Term Loan was not applicable and 11.4%, respectively.
The interest rate per annum applicable to the 2020 Credit Agreement is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of December 31, 2020 and December 31, 2019, the applicable interest rate on amounts borrowed under the 2020 Revolving Credit Facility was 4.0% and 5.8%, respectively.
In addition, the LIBO Rate is the subject of recent national, international, and other regulatory guidance and proposals for reform and replacement. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “U.K. FCA”), which regulates LIBO Rate, announced that the U.K. FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBO Rate benchmark after 2021. This announcement indicates that the continuation of LIBO Rate on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBO Rate will be discontinued or modified. The consequences of the discontinuance of the LIBO Rate benchmark cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

Letters of Credit

The Company had 13 outstanding letters of credit for program and insurance requirements totaling approximately $23.9 million as of December 31, 2020 and 11 outstanding letters of credit for program and insurance requirements totaling approximately $21.2 million as of December 31, 2019.
13. Stockholders’ Equity
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
Warrants

As of December 31, 2020, there were warrants outstanding to acquire 19,999,985 shares of our Class A Common Stock including: (i) 13,333,319 warrants sold as part of the public units issued in our IPO on September 11, 2018 (the “Public Warrants”), and (ii) 6,666,666 warrants issued or transferred to our former sponsor in a private placement on the IPO closing date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Company currently has an effective registration statement on Form S-1 relating to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Common Stock issuable upon the exercise of the outstanding Public Warrants, and (ii) 6,666,666 shares of its Class A Common Stock issuable upon exercise of the Private Placement Warrants.
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
Any transactions related to the Warrants are recorded within the stockholders’ equity section of the Company’s consolidated financial statements. However, the issuance of shares pursuant to the exercise of these warrants is contingent upon the share price reaching $11.50. Therefore, share activity related to such warrants was not recorded as the contingency was not met during the reporting period.

Earn-Out Agreement
In connection with the Business Combination, stockholders of Shay immediately prior to the transaction (which stockholders consisted of certain affiliates of Platinum Equity, LLC and members of PAE management (the “Shay Stockholders”)) are entitled to receive up to an aggregate of 4,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) if at any time during the five-year period following the Closing Date (the “Earn-Out Period”) the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq (or the exchange which shares of Class A Common Stock are then listed) for a period of at least 10 days out of 20 consecutive trading days (the “Common Share Price”) exceeds certain thresholds, as described below.
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
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the year ended December 31, 2020.
Any transactions related to Earn-Out Shares are recorded within the stockholders’ equity section of the Company’s consolidated financial statements. Earn-Out Shares will be recognized as stock dividends and recorded at fair value when they are effective upon achievement of a Triggering Event.
14. Stock-Based Compensation
2016 Participation Plan
On May 23, 2016, the Company adopted the Pacific Architects and Engineers Incorporated 2016 Participation Plan (the “2016 Participation Plan”). The purpose of the 2016 Participation Plan was to provide incentive compensation to key employees by granting performance units (“Units”). The Units were valued on the date of grant by the compensation committee of the pre-Business Combination company. Participants in the 2016 Participation Plan were entitled to receive compensation for their Units in the event that a qualifying event occurred. In connection with the Business Combination, which was a qualifying event, the 2016 Participation Plan was terminated immediately prior to the Closing Date and, in exchange for a release of claims relating to the plan, plan participants received payments totaling approximately $17.4 million. The $17.4 million was paid out during the first quarter of 2020, and was recorded as compensation expense.
2020 Incentive Plan
Prior to the closing of the Business Combination, the Gores III Board of Directors and stockholders approved the PAE Incorporated 2020 Equity Incentive Plan (the “2020 Incentive

Plan”). The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units (RSUs) and other stock or cash-based awards.
Restricted Stock Units

During the year ended December 31, 2020, the Company issued 2,639,920 RSUs to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. RSUs cliff vest in accordance with their respective service period or grade vest on an anniversary date, subject to the terms of the grant agreements and the 2020 Incentive Plan. Of the RSUs issued by the Company in 2020, 1,581,960 RSUs were issued to certain Company personnel pursuant to the terms of the Merger Agreement.
The Company recognized $11.9 million in share-based compensation costs related to RSUs during the year ended December 31, 2020. As of December 31, 2020 the total compensation costs related to non-vested awards not yet recognized amounted to $7.4 million. These costs will be recognized over a weighted-average period of 1.6 years. Forfeitures are recognized in compensation costs as they occur.
Activity related to RSUs during the year ended December 31, 2020 was as follows:

	As of December 31, 2020
Restricted Stock Unit	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	—	$—
Granted	2,639,920	7.45
Vested	(34,366)	8.33
Forfeited	(44,721)	7.56
Balance at December 31, 2020	2,560,833	$7.92

During the year ended December 31, 2020, the Company issued 631,219 performance-based restricted stock units (“PSUs”) to certain employees out of the shares approved for issuance under the 2020 Incentive Plan. These PSUs earn out over a three-year performance period, subject to the terms of the grant agreements and the 2020 Incentive Plan. The vesting of PSUs is contingent on the achievement of performance goals stated in the agreement, those being revenue growth, weighted at 50%, and EBITDA margin, weighted at 50%. Compensation costs are recognized when the performance conditions are satisfied or likely to be satisfied. The Company recognized $1.1 million in compensation costs related to PSUs during the year ended December 31, 2020. As of December 31, 2020 the total compensation costs related to non-vested awards not yet recognized amounted to $4.1 million. These costs will be recognized over weighted-average period of 2.0 years. Forfeitures are recognized in compensation costs as they occur.

Activity related to PSUs during the year ended December 31, 2020 was as follows:

	As of December 31, 2020
Performance-based Restricted Stock Unit	Shares	Weighted-Average Grant Date Fair Value
Balance at December 31, 2019	—	$—
Granted	631,219	8.63
Vested	—	—
Forfeited	(22,082)	9.26
Balance at December 31, 2020	609,137	$9.28

15. Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Numerator:
Net income (loss) attributed to PAE Incorporated	$15,290	$(49,809)	$(34,459)

Denominator:
Basic weighted average shares	84,114,016	21,127,823	21,127,823
Diluted weighted average shares	85,369,328	21,127,823	21,127,823

Basic income (loss) per share	$0.18	$(2.36)	$(1.63)
Diluted income (loss) per share	$0.18	$(2.36)	$(1.63)
The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of Warrants in the calculation of diluted net income (loss) per share for the year ended December 31, 2020. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net (loss) income per share for the year ended December 31, 2020. The condition for the issuance of these shares is based on the weighted average closing sale price of the Company’s Class A Common Stock and such condition has not been met as of December 31, 2020.

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
16. Leases
At December 31, 2020, the Company had right-of-use (“ROU”) assets, net of $191.4 million and lease liabilities of $192.3 million recorded on the consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the year ended December 31, 2020 and December 31, 2019, the Company recognized operating lease costs of approximately $55.7 million and $50.0 million, respectively.
The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

December 31, 2020
2021	$48,547
2022	42,234
2023	37,212
2024	29,009
2025	22,558
Thereafter	54,509
Total future minimum lease payments	234,069
Less imputed interest	41,720
Present value of minimum lease payments	192,349
Less current maturities of lease liabilities	46,756
Long-term lease liabilities	$145,593
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 7.0 years and 6.2%, respectively, at December 31, 2020.
The Company made cash payments of approximately $44.0 million for operating leases for the year ended December 31, 2020, which are included in cash flows from operating activities in the consolidated statement of cash flows.

17. Legal Proceedings, Commitments, and Contingencies
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
18. Segment Reporting
The Company's operations and reportable segments are organized around the nature of the services and products provided to customers. The Company defines its reportable segments based on the way the CODM manages the operations of the Company for purposes of allocating resources and assessing performance.

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

While the CODM uses a variety of different measures to evaluate the Company’s segments, the primary measures used to evaluate segment performance and allocate resources are revenues and operating income. As a result, interest expense, net and provision for income taxes as recorded on the consolidated statements of operations are not allocated to the Company’s operating segments.

The following table shows information by reportable segment for the periods presented (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Revenues
GMS	$2,080,474	$2,099,737	$1,968,843
NSS	634,154	664,156	639,719
Corporate	—	—	—
Total revenues	$2,714,628	$2,763,893	$2,608,562

Operating income (loss)
GMS	$80,090	$92,386	$89,141
NSS	22,073	(36,940)	(12,556)
Corporate	(11,397)	(28,627)	(26,464)
Total operating income	$90,766	$26,819	$50,121

Amortization of intangible assets
GMS	$16,461	$16,679	$18,492
NSS	17,693	16,526	17,288
Corporate	—	—	—
Total amortization of intangible assets	$34,154	$33,205	$35,780

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

Less than 10.0% of the Company’s revenues and tangible long-lived assets are generated by or owned by entities outside of the United States. Therefore, additional segment financial information by geographic location is not presented.
19. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheets as of December 31, 2020.

Advisory Services

During the year ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recognized management fees, transaction and advisory fees, and related expenses of approximately $15.8 million, $5.1 million, and $5.0 million, respectively. As a result of the Business Combination $15.0 million was grouped with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses for the period ended December 31, 2020. The amount of $5.1 million and $5.0 million were recorded in selling, general and administrative expenses for the period ended December 31, 2019 and December 31, 2018, respectively

These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC.
20. Other Income, Net
The components of other income, net consisted of the following for the periods presented (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Net earnings (loss) of equity method investments	$6,082	$2,454	$(180)
Gain on sale of fixed assets and other	1,190	7,331	5,160
Total	$7,272	$9,785	$4,980

21. Income Taxes
On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carry-back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

In particular, under the CARES Act, for taxable years beginning in 2019 and 2020, the base for interest deductibility is increased from 30% to 50% of EBITDA. As of December 31, 2020, the Company estimated that the net tax benefit related to the CARES Act is approximately $2.4 million. The Company is expecting to defer $37.0 million of employer share Social Security tax under the CARES Act that will be paid equally by December 31, 2021 and 2022. The Company has analyzed the impact of the CARES Act on its financial statements.

The domestic and foreign components of income before income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Domestic	$(80,255)	$(141,068)	$(94,924)
Foreign	97,164	81,876	60,685
Income (loss) before income taxes	$16,909	$(59,192)	$(34,239)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Current
Federal	$1,414	$—	$—
State	—	—	—
Foreign	9,035	6,507	6,991
Total current expense (benefit)	10,449	6,507	6,991
Deferred
Federal	(7,366)	(15,638)	(9,652)
State	—	—	—
Foreign	—	—	—
Total deferred (benefit) expense	(7,366)	(15,638)	(9,652)
Provision for income taxes	$3,083	$(9,131)	$(2,661)

The differences between the amount of tax computed at the federal statutory rate and the provision for income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Amount computed at statutory federal income tax rate	$3,785	$(12,452)	$(7,471)
Increases (decreases) in tax resulting from:
CARES Act adjustment	(2,435)	—	—
Section 250 Deduction	(2,834)	(2,682)	(743)
Non taxable income	(2,868)	(1,071)	(1,049)
Non deductible compensation	1,735	—	—
Change in valuation allowance	4,180	5,601	7,026
Effect of foreign operations	87	135	505
Change in Uncertain tax position	2,272	237	553
Minority Interest	748	552	(29)
Transaction costs	(865)	—	—
Other permanent differences, net	(722)	549	(1,453)
Provision for income taxes	$3,083	$(9,131)	$(2,661)

During the years ended December 31, 2020, 2019 and 2018 the Company recognized a state income tax (benefit) expense of approximately $1.1 million, $(0.1) million and $(1.3) million, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of operations.

The Tax Cuts and Jobs Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has incurred tax for the year ended December 31, 2020.

As of December 31, 2020, 2019, and 2018, the Company had foreign tax credit carryforwards for federal tax purposes of approximately $36.0 million, $35.6 million and $33.1 million, respectively, which will expire from 2024 to 2030.

As of December 31,2020, the Company had net operating loss (“NOL”) carryforwards and work opportunity tax credit (“WOTC”) for federal tax purposes of approximately $8.8 million and $1.0 million, respectively. The Federal NOL has an indefinite carryforward life and the WOTC will expire from 2037 and 2039. As of December 31, 2020, 2019, and 2018, the Company had net operating loss (“NOL”) carryforwards for state tax purposes of approximately $77.1 million, $77.7 million and $73.4 million, respectively, which will expire from 2020 to 2024.

We record a net valuation allowance against deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, if the Company’s deferred tax are realizable, we consider all positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of our net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes. Based on Company’s analysis on the realizability of the Company’s deferred tax as of December 31, 2020, the Company recorded an additional valuation allowance of $4.2 million before the prior year provision to return adjustment.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s consolidated federal income tax returns through March 14, 2016 are no longer subject to audit. However, the Company is subject to U.S. Federal, state, and foreign tax examinations for years ranging from 1993 to 2018. The Company does not expect the resolution of these examinations to have a material impact on its results of operations, financial condition or cash flows.

The Company has recorded other receivables from third parties related to the indemnification of certain international contingent tax liabilities, net of tax benefit, of approximately $5.0 million, $5.0 million and $13.6 million as of December 31, 2020, 2019 and 2018, respectively.

The tax effects of temporary differences that give rise to deferred taxes are presented below (in thousands):

	2020	2019
Deferred tax assets
Accrued compensation benefits	$14,416	$8,204
Reserves	5,171	4,670
Net operating loss and credit carryover	4,877	3,202
Foreign tax credit carryover	35,981	35,629
Tax reserve benefit	5,409	3,916
Interest carryover	2,080	16,438
Operating lease liability	43,280	39,283
Other	4,722	4,846
Total deferred tax assets	115,936	116,188
Valuation allowance	(12,050)	(13,784)
Net deferred tax assets	103,886	102,404
Deferred tax liabilities
Depreciation	(4,087)	(4,384)
Prepaid expenses	(3,341)	(1,779)
Unbilled receivables	(2,178)	(22,958)
Intangible assets	(54,908)	(31,480)
Operating lease right-of-use assets	(43,034)	(37,540)
Investment in unconsolidated foreign subsidiary	(727)	(1,051)
Total deferred tax liabilities	(108,275)	(99,192)
Net deferred tax assets (liabilities)	$(4,389)	$3,212

The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Beginning of the year	$1,958	$2,262	$3,614
Additions and (subtractions) on position taken during current year	3,799	(304)	—
Additions and (subtractions) on position taken in prior periods	1,478	—	—
Reductions due to settlements	—	—	(1,352)
End of the year	$7,235	$1,958	$2,262

Interest and penalties related to unrecognized tax benefits are included as a component of the provision for income taxes. During the years ended December 31, 2020, 2019 and 2018, the Company had unrecognized tax benefits of approximately $12.3 million, $6.1 million and $6.8 million, respectively, including interest and penalties of approximately $5.1 million, $4.2 million and $4.5 million, respectively. The Company believes its unrecognized tax benefits will decrease by approximately $3.1 million over the next 12 months due to audit settlements.

22. Quarterly Financial Data (Unaudited)

The following table shows selected quarterly data for the periods presented (in thousands):

	December 31,	September 27,	June 28,	March 29,
	2020	2020	2020	2020
Revenues	$787,833	$666,240	$643,303	$617,253
Costs of revenues	623,390	512,877	496,678	465,208
Operating income	20,482	28,532	34,295	7,457
Net (loss) income	$(8,913)	$10,731	$16,786	$(4,777)

	December 31,	September 29,	June 30,	March 31,
	2019	2019	2019	2019
Revenues	$697,085	$697,717	$695,607	$673,484
Costs of revenues	559,940	565,703	540,772	517,159
Operating (loss) income	(3,167)	(10,525)	26,158	14,353
Net (loss) income	$(16,664)	$(31,625)	$3,388	$(5,160)

23. Subsequent Events
On January 31, 2021, PAE Aviation and Technical Services LLC, a Delaware limited liability company (“PAE AvTech”), an indirect wholly owned subsidiary of the Company, acquired the 49% minority interest of Parsons Government Services, Inc. in the DZSP 21 LLC joint venture for a purchase price of $15.8 million, subject to customary purchase price adjustments as set forth in the purchase agreement. Following the completion of this transaction, PAE AvTech owns 100% of DZSP 21 LLC and all the rights, duties and obligations under the DZSP 21 LLC operating agreement and the Guam contracts, all as set forth in the purchase agreement.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, subject to the limitation described below relating to the Company’s acquisitions of CENTRA and Metis.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
On November 20, 2020 and November 23, 2020, the Company completed the acquisitions of CENTRA and Metis, respectively. As permitted by the SEC, management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal control over financial reporting did not include the disclosure controls and procedures and internal controls related to the operations of these acquisitions. The excluded aggregate financial results of CENTRA and Metis collectively constituted 23.0% of total assets as of December 31, 2020, and 1.0% and 4.0% of revenues and net income, respectively, for the year then ended.
Our independent registered public accounting firm has issued a report on the effectiveness of internal control over financial reporting, which is below.

Changes in Internal Control over Financial Reporting

On November 20, 2020, the Company completed the acquisition of CENTRA, and on November 23, 2020, the Company completed the acquisition of Metis. The Company has begun to integrate processes and operations of CENTRA and Metis with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of CENTRA and Metis into the post-acquisition combined company, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred in the fourth fiscal quarter of the period covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
PAE Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited PAE Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, PAE Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CENTRA and Metis, which is included in the 2020 consolidated financial statements of the Company and collectively constituted 23% of total assets as of December 31, 2020 and 1% and 4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CENTRA and Metis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
March 16, 2021

ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Class I Director,” “Continuing Directors,” “Information About Our Nominee for Director,” “Information About Our Executive Officers Who Are Not Directors,” “Corporate Governance and General Information Concerning the Board of Directors and Its Committees,” and “Board Committees” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) is hereby incorporated by reference in answer to this Item 10.

ITEM 11.     EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Tables,” and “Director Compensation” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 11.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership Information” and “Equity Compensation Plan Information” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 12.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Corporate Governance and General Information Concerning the Board of Directors and Its Committees” and “Certain Relationships and Related Party Transactions” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under “Pre-Approval of Services by Independent Registered Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in the 2021 Proxy Statement is hereby incorporated by reference in answer to this Item 14.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2.2*
Stock Purchase Agreement dated October 26, 2020, by and among Pacific Architects and Engineers, LLC, CENTRA Technology, Inc., certain stockholders of CENTRA Technology, Inc., and Barbara Rosenbaum as the sellers representative (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company on November 5, 2020 and incorporated herein by reference).

2.3*
Merger Agreement dated November 16, 2020, by and among Pacific Architects and Engineers, LLC, Metis Solutions Corporation, Rising Tide Merger Sub, Inc., and Christopher Wynes, solely in his capacity as the representative of the sellers (filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company on November 16, 2020 and incorporated herein by reference).

3.1
Second Amended and Restated Certificate of Incorporation of PAE Incorporated (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of PAE Incorporated (filed as Exhibit 3.2 to the Form S-1/A of the Company on April 3, 2020 and incorporated herein by reference).
4.1	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-226794) of the Company on August 10, 2018 and incorporated herein by reference).
4.2	Specimen Warrant Certificate (filed as Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-226794) of the Company on August 10, 2018 and incorporated herein by reference).
4.3
Warrant Agreement, dated September 6, 2018, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as Exhibit 4.1 to the Current Report on Form 8-K of the Company on September 12, 2018 and incorporated herein by reference).

4.4
Description of capital stock, debt securities, warrants and other securities (filed as Exhibit 4.5 to the Annual Report on Form 10-K of the Company on March 11, 2020 and incorporated herein by reference).

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

10.24*
Amended and Restated First Lien Term Loan Credit Agreement, dated as of October 19, 2020, by and among PAE Holding Corporation, PAE Incorporated, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on November 5, 2020 and incorporated herein by reference).

10.25
Amendment No. 3 to Revolving Credit Agreement, dated as of October 19, 2020, by and among PAE Holding Corporation, PAE Incorporated, the subsidiary borrowers party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company on November 5, 2020 and incorporated herein by reference).

10.26#	Employment Agreement between PAE Incorporated and John E. Heller (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).
10.27#	Employment Agreement between PAE Incorporated and Charles D. Peiffer (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).
10.28#	Employment Agreement between PAE Incorporated and Paul W. Cobb, Jr. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).
10.29#	Employment Agreement between PAE Incorporated and Patricia M.C. Munchel (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).

10.30#	Employment Agreement between PAE Incorporated and Rene Moline (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).
10.31#	Employment Agreement between PAE Incorporated and Charles A. Anderson (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).
10.32#
Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).

10.33#
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Cliff Vested) (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).

10.34#
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Ratably Vested) (filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Company on May 7, 2020 and incorporated herein by reference).

10.35#
Form of Amended and Restated Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company on August 6, 2020 and incorporated herein by reference).

10.36#	PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.30 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).
10.37#
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Participation Plan Participants under the PAE Incorporated 2020 Equity Incentive Plan (filed as Exhibit 10.31 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.38#
Form of Pacific Architects and Engineers Incorporated 2016 Participation Plan Termination Agreement (filed as Exhibit 10.33 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).

10.39	Form of Indemnity Agreement (filed as Exhibit 10.34 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and other similar attachments to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
#Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: March 16, 2021	PAE Incorporated

	By:	/s/ John E. Heller
John E. Heller
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John E. Heller	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2021
John E. Heller

/s/ Charles D. Peiffer	Executive Vice President and Chief	March 16, 2021
Charles D. Peiffer	Financial Officer (Principal Financial Officer)

/s/ Mark C. Monroe	Vice President, Finance, Corporate Controller	March 16, 2021
Mark C. Monroe	Treasurer (Principal Accounting Officer)

/s/ Marshall Heinberg	Chairman of the Board	March 16, 2021
Marshall Heinberg

/s/ Paul T. Bader	Director	March 16, 2021
Paul T. Bader

/s/ John P. Hendrickson	Director	March 16, 2021
John P. Hendrickson

/s/ Louis Samson	Director	March 16, 2021
Louis Samson