Form 10-K/A
period 2020-12-31
PAE Inc
filed 2021-05-07
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K/A
(Amendment No. 1)
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

The number of shares of the registrant’s common stock outstanding as of May 5, 2021 was 93,069,815

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K/A.

EXPLANATORY NOTE

PAE Incorporated is filing this amended form 10-K/A (“Form 10-K/A”) to amend our annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”) to restate our consolidated financial statements and footnote disclosures as of December 31, 2020. This amendment also includes restated unaudited quarterly financial information for the year ended December 31, 2020 and amends certain other information in the Original Form 10-K as described in “Items Amended in this Form 10-K/A”.

Restatement Background

On April 12, 2021, the SEC staff issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Staff Statement”). The Staff Statement addresses certain accounting and reporting considerations related to the accounting for warrants issued by SPACs. The Company considered the Staff Statement and on April 27, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), after consultation with management, determined that the consolidated financial statements included in the Original Form 10-K and the condensed consolidated financial statements included in our Quarterly Reports for the three months ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020 (the “Affected Periods”) should no longer be relied upon.

As discussed in Note 24 - “Restatement of Previously Issued Audited and Unaudited Consolidated Financial Statements” to the accompanying financial statements, the restatement is the result of misapplication of the accounting guidance for warrants, which was identified by the Staff Statement. The Company evaluated the impact to the consolidated financial statements for the Affected Periods and concluded that the impact was material to the consolidated financial statements for the Affected Periods. As a result, we have restated the consolidated financial statements for the Affected Periods. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated.

Based on Accounting Standard Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values. In periods subsequent to issuance, changes in estimated fair value of the derivative instrument should be reported as gains or losses in the consolidated statement of operations.

On February 10, 2020, the Company issued 13,333,319 public warrants (the “Public Warrants”), sold as part of our IPO on September 11, 2018, and 6,666,666 private warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), issued or transferred to our former sponsor in a private placement on the IPO closing date, to purchase 19,999,985 shares of our Class A Common Stock at a stock price of $11.50 per share. The Warrants became exercisable on March 11, 2020, thirty days following the completion of the Business Combination, and expire five years after that date, or upon redemption or liquidation. The Company may redeem outstanding Public Warrants and, unless held by the former sponsor or its permitted transferees, the Private Placement Warrants at a price of $0.01 per Warrant, provided the last reported sales price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day before the Company gives proper notice of such redemption to the warrant holders. The Warrants may be exercised, for cash (or on a “cashless basis”, in accordance with the terms of the Warrant Agreement, dated as of September 6, 2018 (the “Warrant Agreement”), by and between Gores Holdings III, Inc. and Continental Stock Transfer & Trust Company) at any time after notice of redemption shall have been given by the Company pursuant to the terms of the Warrant Agreement and prior to the Redemption Date or the Alternative Redemption Date (as such terms are defined in the Warrant Agreement).
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the former sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
The Company initially recorded these Warrants within the stockholders’ equity section of the Company’s consolidated financial statements. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants issued on February 10, 2020 as a liability, with subsequent changes in fair value recorded as non-cash gain or loss in each Affected Period.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in the internal control over financial reporting related to the accounting for complex financial instruments. For discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness see, Part II, Item 9A “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Form 10-K, amended and restated with modification as necessary to reflect the restatements. The following items of the Original Form 10-K have been amended to reflect the restatements:

•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements
•Part II, Item 9A. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of the Company has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof. As such, this form 10-K/A speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

Business Combination

This Annual Report on Form 10-K/A contains our audited consolidated financial statements for the year ended December 31, 2020.

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization (the “Recapitalization”), in which Shay is considered the accounting acquirer (and legal acquiree) and Gores III is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Form 10-K/A, including in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 8. Financial Statements and Supplementary Data” and the notes thereto, the financial information relating to the year ended December 31, 2019 are those of Shay and its subsidiaries, and for the year ended December 31, 2020, the financial information includes the financial information of Shay and its subsidiaries for the period prior to the Closing and the financial information of PAE Incorporated and its subsidiaries for the period subsequent to the Closing. See Note 1 – “Description of Business” and Note 6 – “Business Combinations and Acquisitions” of the Notes to the consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “PAE,” the “Company,” “we,” “us,” and “our” refer to PAE Incorporated and its consolidated subsidiaries taken as a whole.

PAE Incorporated
Form 10-K/A
For the Fiscal Year Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to management’s assumptions, expectations, projections, intentions and/or beliefs about future events or occurrences, including relating to financial performance, business strategies or expectations for our business, and such forward-looking statements involve a number of judgments, risks and uncertainties. Specifically, forward-looking statements may include statements relating to:

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
•the impact of the expiration of our collective bargaining agreements; and other risks and uncertainties described in this Annual Report on Form 10-K/A, including under the section entitled “Risk Factors,” and described in our other reports filed with the Securities and Exchange Commission (“SEC”).

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K/A. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our principal executive office is located at 7799 Leesburg Pike, Suite 300 North, Falls Church, VA 22043. Our telephone number is (703) 717-6000. Our website address is www.pae.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K/A.

The trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K/A include registered marks and marks in which we claim common law rights, such as PAE and the PAE logo, all of which are our intellectual property. This Annual Report on Form 10-K/A contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K/A.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at https://investors.pae.com/financials-and-filings/sec-filings when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.pae.com, and our investor relations website, https://investors.pae.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts. The information contained on the websites referenced in this Annual Report on Form 10-K/A is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements”, Item 1A - “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. Unless otherwise noted, the MD&A compares the year ended December 31, 2020 to the year ended December 31, 2019.
This MD&A generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K/A can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Annual Report on Form 8-K/A filed with the SEC on March 11, 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the year ended December 31, 2019, are those of Shay and its subsidiaries, and the financial information and data for the year ended December 31, 2020 includes the financial information and data of Shay and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated for the period subsequent to the Closing. See Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” for additional information.
Restatement of Previously Issued Consolidated Financial Statements
This Form 10-K/A reflects the restatement of our consolidated financial statements as of and for the year ended December 31, 2020. The restatement of the Original Form 10-K, filed on March 16, 2021, reflected in this amendment corrects accounting errors related to the accounting for Warrants.
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

In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders are entitled to receive additional Earn-Out Shares (as both terms are defined in Note 13 - “Stockholders’ Equity - Earn Out Agreement” of the notes to the consolidated financial statements) of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event, as defined in Note 13 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements. For further information, refer to Note 13 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements.

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

Results of Operations
Comparison of Results for the Year Ended December 31, 2020 and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change	Percent Change
	(Restated)

Revenues	$2,714,628	$2,763,893	$(49,265)	(1.8)%

Cost of revenues	2,098,153	2,183,574	(85,421)	(3.9)
Selling, general and administrative expenses	498,827	530,080	(31,253)	(5.9)
Amortization of intangible assets	34,154	33,205	949	2.9
Total operating expenses	2,631,134	2,746,859	(115,725)	(4.2)

Program profit	83,494	17,034	66,460	390.2
Other operating income, net	7,272	9,785	(2,513)	(25.7)

Operating income	90,766	26,819	63,947	238.4
Interest expense, net	(73,857)	(86,011)	12,154	(14.1)
Other income, net	12,645	—	12,645	(100.0)
Income (loss) before income taxes	29,554	(59,192)	88,746	(128.6)
Expense (benefit) from income taxes	2,268	(9,131)	11,399	(133.8)
Net income (loss)	27,286	(50,061)	77,347	(127.6)
Noncontrolling interest in earnings of ventures	(1,464)	(252)	(1,212)	481.0
Net income (loss) income attributed to PAE Incorporated	$28,750	$(49,809)	$78,559	(130.7)%
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
Other operating income, net
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
Other income, net
Other income, net for the year ended December 31, 2020, increased by approximately $12.6 million driven by changes in fair value of the Warrants.
Net income (loss)
Net income attributed to PAE for the year ended December 31, 2020 was $28.8 million compared with a net loss attributed to PAE of approximately $49.8 million in the comparable period in 2019. The increase in net income for the year ended December 31, 2020, was primarily driven by factors impacting operating income and changes in fair value of the Warrants.

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

Cash Flows Analysis
Comparison of Results for the Year Ended December 31, 2020, and December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Dollar Change
	(Restated)
Net cash provided by operating activities	$100,862	$116,648	$(15,786)
Net cash used in investing activities	(316,213)	(2,689)	(313,524)
Net cash provided by (used in) financing activities	231,783	(95,274)	327,057
Effect of exchange rate changes on cash and cash equivalents	1,441	(1,747)	3,188
Net increase in cash and cash equivalents	$17,873	$16,938	$935
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

Restatement of 2020 Financial Statements

As discussed in Note 24 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct an error relating to the accounting for the Public Warrants and Private Placement Warrants.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021, except for the effect of the material weakness described in the second paragraph of that report, as to which the date is May 7, 2021, expressed an adverse opinion thereon.

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

Tysons, Virginia
March 16, 2021, except for the effect of the error correction discussed in Note 24, as to which the date is May 7, 2021.

PAE Incorporated
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Revenues	$2,714,628	$2,763,893	$2,608,562

Cost of revenues	2,098,153	2,183,574	1,991,622
Selling, general and administrative expenses	498,827	530,080	536,019
Amortization of intangible assets	34,154	33,205	35,780
Total operating expenses	2,631,134	2,746,859	2,563,421

Program profit	83,494	17,034	45,141
Other operating income, net	7,272	9,785	4,980

Operating income	90,766	26,819	50,121
Interest expense, net	(73,857)	(86,011)	(84,360)
Other income, net	12,645	—	—
Income (loss) before income taxes	29,554	(59,192)	(34,239)
Expense (benefit) from income taxes	2,268	(9,131)	(2,661)
Net income (loss)	27,286	(50,061)	(31,578)
Noncontrolling interest in earnings of ventures	(1,464)	(252)	2,881
Net income (loss) attributed to PAE Incorporated	$28,750	$(49,809)	$(34,459)

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.34	$(2.36)	$(1.63)
Diluted	$0.34	$(2.36)	$(1.63)

Weighted average shares outstanding:
Basic	84,114,016	21,127,823	21,127,823
Diluted	85,369,328	21,127,823	21,127,823
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
	(Restated)

Net income (loss)	$27,286	$(50,061)	$(31,578)

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	1,583	317	(1,061)
Other, net	427	1,687	1,686
Other comprehensive income	2,010	2,004	625

Comprehensive income (loss)	29,296	(48,057)	(30,953)
Comprehensive (loss) income attributed to noncontrolling interests	(1,084)	(178)	2,656
Comprehensive income (loss) attributed to PAE Incorporated	$30,380	$(47,879)	$(33,609)
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	December 31,	December 31,
	2020	2019
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$85,908	$68,035
Accounts receivable, net	585,511	442,180
Prepaid expenses and other current assets	61,607	43,549
Total current assets	733,026	553,764

Property and equipment, net	27,615	30,404
Deferred income taxes, net	—	3,212
Investments	18,272	17,925
Goodwill	590,668	409,588
Intangible assets, net	258,210	180,464
Operating lease right-of-use assets, net	191,370	162,184
Other noncurrent assets	10,209	13,758
Total assets	$1,829,370	$1,371,299

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$152,962	$124,661
Accrued expenses	114,222	102,315
Customer advances and billings in excess of costs	106,475	51,439
Salaries, benefits and payroll taxes	145,186	130,633
Accrued taxes	15,582	18,488
Current portion of long-term debt, net	5,961	22,007
Operating lease liabilities, current portion	46,756	36,997
Other current liabilities	45,037	30,893
Total current liabilities	632,181	517,433

Deferred income taxes, net	4,389	—
Long-term debt, net	860,306	727,930
Long-term operating lease liabilities	145,569	129,244
Warrant liability	50,467	—
Other long-term liabilities	30,273	8,601
Total liabilities	1,723,185	1,383,208

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	3
Additional paid-in capital	188,685	101,742
Accumulated deficit	(116,621)	(145,371)
Accumulated other comprehensive income (loss)	1,876	(134)
Total PAE Incorporated stockholders' equity	73,949	(43,760)
Noncontrolling interests	32,236	31,851
Total liabilities and stockholders’ equity	$1,829,370	$1,371,299
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(As restated for the year ended December 31, 2020)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	282,047	$3	$101,742	$(61,248)	$(2,763)	$37,734	$28,705	$66,439
Net (loss) income	—	—	—	(34,459)	—	(34,459)	2,881	(31,578)
Cumulative effect due to adoption of new accounting standards	—	—	—	145	—	145	(1,340)	(1,195)
Other comprehensive income, net	—	—	—	—	625	625	—	625
Distributions to venture partners and other	—	—	—	—	—	—	(2,806)	(2,806)
Balance at December 31, 2018	282,047	3	101,742	(95,562)	(2,138)	4,045	27,440	31,485
Retrospective application of the Recapitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2018	21,127,823	2	101,743	(95,562)	(2,138)	4,045	27,440	31,485
Net loss	—	—	—	(49,809)	—	(49,809)	(252)	(50,061)
Other comprehensive income, net	—	—	—	—	2,004	2,004	—	2,004
Distributions to venture partners and other	—	—	—	—	—	—	(742)	(742)
Equity contributions from venture partners			—				5,405	5,405
Balance at December 31, 2019	21,127,823	2	$101,743	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Net income (loss)	—	—	—	28,750	—	28,750	(1,464)	27,286
Other comprehensive income, net	—	—	—	—	2,010	2,010	—	2,010
Distributions to venture partners and other	—	—	—	—	—	—	(291)	(291)
Equity contributions from venture partners	—	—	—	—	—	—	2,140	2,140
Private placement	23,913,044	2	212,908	—	—	212,910	—	212,910
Equity infusion from Gores	46,999,787	5	307,936	—	—	307,941	—	307,941
Payment to Shay Stockholders	—	—	(446,845)	—	—	(446,845)	—	(446,845)
Stock-based compensation	—	—	12,943	—	—	12,943	—	12,943
Balance at December 31, 2020	92,040,654	$9	$188,685	$(116,621)	$1,876	$73,949	$32,236	$106,185
See accompanying notes to consolidated financial statements

PAE Incorporated
Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Operating activities
Net income (loss)	$27,286	$(50,061)	$(31,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	9,484	12,875	14,459
Amortization of intangible assets	34,154	33,205	33,817
Amortization of debt issuance cost	6,690	8,092	8,382
Loss on extinguishment of debt	16,528	—	—
Stock-based compensation	12,943	—	—
Net undistributed (loss) income from unconsolidated ventures	(6,504)	(2,680)	180
Deferred income taxes, net	(20,093)	(17,247)	(14,801)
Change in fair value of Warrant liability	(16,132)	—	—
Other non-cash activities, net	383	36,942	380
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(54,345)	74,416	(101,178)
Accounts payable	(4,529)	618	35,404
Accrued expenses	13,016	(5,629)	12,058
Customer advances and billings in excess of costs	48,618	23,569	(15,004)
Salaries, benefits and payroll taxes	554	17,411	7,510
Prepaid expenses and other current assets	(5,862)	3,202	355
Other current and noncurrent liabilities	39,215	(25,220)	(8,628)
Investments	6,538	6,102	12,973
Other noncurrent assets	(4,141)	1,450	(688)
Accrued taxes	(2,941)	(397)	(10,482)
Net cash provided by (used in) operating activities	100,862	116,648	(56,841)
Investing activities
Expenditures for property and equipment	(3,835)	(9,436)	(5,702)
Acquisition of Metis Solutions Corporation, net of acquired cash	(90,271)	—	—
Acquisition of Centra Technology Inc, net of acquired cash	(222,124)	—	—
Other investing activities, net	17	6,747	(10,849)
Net cash used in investing activities	(316,213)	(2,689)	(16,551)
Financing activities
Net contributions from noncontrolling interests	2,095	5,405	—
Borrowings on long-term debt	961,030	267,375	107,099
Repayments on short-term debt	—	—	(1,966)
Repayments on long-term debt	(843,131)	(367,312)	(69,480)
Payment of debt issuance costs	(26,646)	—	—
Recapitalization from merger with Gores III	605,713	—	—
Payment of underwriting and transaction costs	(27,267)	—	—
Distribution to selling stockholders	(439,719)	—	—
Other financing activities, net	(292)	(742)	(2,806)
Net cash provided by (used in) financing activities	231,783	(95,274)	32,847
Effect of exchange rate changes on cash and cash equivalents	1,441	(1,747)	(1,940)
Net increase (decrease) in cash and cash equivalents	17,873	16,938	(42,485)
Cash and cash equivalents at beginning of period	68,035	51,097	93,582
Cash and cash equivalents at end of period	$85,908	$68,035	$51,097

Supplemental cash flow information
Cash paid for interest	$45,247	$78,019	$74,579
Cash paid for taxes	$10,936	$9,552	$19,093
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

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business process. This practice only affects interim periods, as the Company’s fiscal year ends on December 31, and therefore the closing of books and records for the year ends reflected in this Annual Report on Form 10-K/A were December 31, 2020 and December 31, 2019 and December 31, 2018, respectively. The consolidated financial statements and disclosures included herein are labeled based on that convention.

The consolidated financial statements include the accounts of PAE Incorporated and subsidiaries and ventures in which the Company owns more than 50% or otherwise controls. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

These consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions, including assumptions to determine the fair value of acquired assets and liabilities, recoverability of long-lived assets, goodwill, valuation allowances on deferred taxes, inputs used in stock based compensation, inputs in the valuation of the warrants liability and anticipated contract costs and revenues utilized in the earnings recognition process, which affect the reported amounts in the consolidated financial statements and accompanying notes. Due to the size and nature of many of the Company’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for timing and risks. Actual results may differ from management’s estimates and changes in these estimates are recorded when known.

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2020, as well as the unaudited condensed consolidated financial statements for the three month period ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020 to correct the misapplication of the accounting guidance for its Public Warrants and Private Placement Warrants. See Note 24 - “Restatement of Previously Issued Audited and Unaudited Financial Statements” for additional information regarding the accounting error identified and the restatement adjustment made to the consolidated financial statements.

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

Warrant Liability

As of December 31, 2020, we have warrants outstanding to acquire 19,999,985 shares of our Class A Common Stock including: (i) 13,333,319 warrants sold as part of the public units issued in our IPO on September 11, 2018 (the “Public Warrants”), and (ii) 6,666,666 warrants issued or transferred to our former sponsor in a private placement on the IPO closing date (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”). The Company currently has an effective registration statement on Form S-1 relating to the issuance by the Company of up to (i) 13,333,333 shares of its Class A Common Stock issuable upon the exercise of the outstanding Public Warrants, and (ii) 6,666,666 shares of its Class A Common Stock issuable upon exercise of the Private Placement Warrants.
Each whole Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share. The Warrants became exercisable on March 11, 2020, thirty days following the completion of the Business Combination, and expire five years after that date, or upon redemption or liquidation. The Company may redeem outstanding Public Warrants and, unless held by the former sponsor or its permitted transferees, the Private Placement Warrants at a price of $0.01 per Warrant, provided the last reported sales price of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day before the Company gives proper notice of such redemption to the warrant holders. The Warrants may be exercised, for cash (or on a “cashless basis”, in accordance with the terms of the Warrant Agreement, dated as of September 6, 2018 (the “Warrant Agreement”), by and between Gores Holdings III, Inc. and Continental Stock Transfer & Trust Company) at any time after notice of redemption shall have been given by the Company pursuant to the terms of the Warrant Agreement and prior to the Redemption Date or the Alternative Redemption Date (as such terms are defined in the Warrant Agreement).
The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by the former sponsor or its permitted transferees: (i) they will not be redeemable by the Company; (ii) they may be exercised by the holders on a cashless basis; and (iii) they are subject to registration rights.
Because the Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the Warrants are recorded as a derivative liability in accordance with Accounting Standard Codification 815-40, Contracts in Entity’s Own Equity, in the condensed consolidated balance sheets. Accordingly, the Company measures the liability at fair value each reporting period, with adjustments to fair value recognized in the consolidated statement of operations.
For the year ended December 31, 2020 the Company recorded in other income, net $16.1 million, for changes in the fair value of these Warrants.

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

The Warrant liability is measured at fair value at each reporting period. The Public Warrants liability is measured using Level 1 inputs based on observable active markets. The Private Placement Warrants liability is measured using Level 3 inputs using the Black-Scholes option pricing model.

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

In connection with the Business Combination, the Company recorded $18.2 million, net of tax as a reduction to additional paid in capital related to the transaction costs. These costs were directly attributable to the Recapitalization. In addition, the Company recorded $3.4 million of transaction costs related to the Warrants as non-operating expense in the consolidated statement of operations.

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
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Year Ended December 31,
	2020	2019	2018
	(Restated)

Numerator:
Net income (loss) attributed to PAE Incorporated	$28,750	$(49,809)	$(34,459)

Denominator:
Basic weighted average shares	84,114,016	21,127,823	21,127,823
Diluted weighted average shares	85,369,328	21,127,823	21,127,823

Basic income (loss) per share	$0.34	$(2.36)	$(1.63)
Diluted income (loss) per share	$0.34	$(2.36)	$(1.63)
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

Advisory Services

During the year ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company recognized management fees, transaction and advisory fees, and related expenses of approximately $15.8 million, $5.1 million, and $5.0 million, respectively. As a result of the Business Combination $15.0 million was grouped with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses for the period ended December 31, 2020. The amount of $5.1 million and $5.0 million were recorded in selling, general and administrative expenses for the period ended December 31, 2019 and December 31, 2018, respectively.

These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC.
20. Other Operating Income, Net
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

The domestic and foreign components of income before income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(Restated)
Domestic	$(67,610)	$(141,068)	$(94,924)
Foreign	97,164	81,876	60,685
Income (loss) before income taxes	$29,554	$(59,192)	$(34,239)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(Restated)
Current
Federal	$1,414	$—	$—
State	—	—	—
Foreign	9,035	6,507	6,991
Total current expense (benefit)	10,449	6,507	6,991
Deferred
Federal	(8,181)	(15,638)	(9,652)
State	—	—	—
Foreign	—	—	—
Total deferred (benefit) expense	(8,181)	(15,638)	(9,652)
Provision for income taxes	$2,268	$(9,131)	$(2,661)

The differences between the amount of tax computed at the federal statutory rate and the provision for income taxes were as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(Restated)
Amount computed at statutory federal income tax rate	$6,358	$(12,452)	$(7,471)
Increases (decreases) in tax resulting from:
CARES Act adjustment	(2,435)	—	—
Section 250 Deduction	(2,834)	(2,682)	(743)
Non taxable income	(2,868)	(1,071)	(1,049)
Non deductible compensation	1,735	—	—
Change in valuation allowance	4,180	5,601	7,026
Effect of foreign operations	87	135	505
Change in Uncertain tax position	2,272	237	553
Minority Interest	748	552	(29)
Transaction costs	(865)	—	—
Warrants fair value adjustment	(3,388)	—	—
Other permanent differences, net	(722)	549	(1,453)
Provision for income taxes	$2,268	$(9,131)	$(2,661)

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

22. Quarterly Financial Data (Unaudited)

The following table shows selected quarterly data for the periods presented (in thousands):

	December 31,	September 27,	June 28,	March 29,
	2020	2020	2020	2020
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$787,833	$666,240	$643,303	$617,253
Costs of revenues	623,390	512,877	496,678	465,208
Operating income	20,482	28,532	34,295	7,457
Net (loss) income	$(11,914)	$15,731	$(2,681)	$26,150

	December 31,	September 29,	June 30,	March 31,
	2019	2019	2019	2019
Revenues	$697,085	$697,717	$695,607	$673,484
Costs of revenues	559,940	565,703	540,772	517,159
Operating (loss) income	(3,167)	(10,525)	26,158	14,353
Net (loss) income	$(16,664)	$(31,625)	$3,388	$(5,160)

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

24. Restatement of Previously Issued Audited and Unaudited Consolidated Financial Statements

As discussed in Note 2 - “Significant Accounting Principles and Policies”, the Company restated its previously issued consolidated financial statements after considering the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued on April 12, 2021, which addressed certain accounting considerations for the accounting for warrants. The Staff Statement referenced Accounting Standard Codification 815-40, Contracts in Entity’s Own Equity, which states that warrant instruments that do not meet certain criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instrument should be reported as gains or losses in the consolidated statement of operations. The restatement is the result of misapplication of the accounting guidance for warrants, which was identified by the Staff Statement.

The tables below present the reconciliation of the restated consolidated financial statements as of and for the period ended December 31, 2020 as well as the unaudited condensed consolidated financial statements for the three month period ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020.

	December 31, 2020
	As filed	Restatement adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$85,908	$—	$85,908
Accounts receivable, net	585,511	—	585,511
Prepaid expenses and other current assets	61,607	—	61,607
Total current assets	733,026	—	733,026

Property and equipment, net	27,615	—	27,615
Deferred income taxes, net	—	—	—
Investments	18,272	—	18,272
Goodwill	590,668	—	590,668
Intangible assets, net	258,210	—	258,210
Operating lease right-of-use assets, net	191,370	—	191,370
Other noncurrent assets	10,209	—	10,209
Total assets	$1,829,370	$—	$1,829,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$152,962	$—	$152,962
Accrued expenses	114,222	—	114,222
Customer advances and billings in excess of costs	106,475	—	106,475
Salaries, benefits and payroll taxes	145,186	—	145,186
Accrued taxes	15,582	—	15,582
Current portion of long-term debt, net	5,961	—	5,961
Operating lease liabilities, current portion	46,756	—	46,756
Other current liabilities	45,037	—	45,037
Total current liabilities	632,181	—	632,181
			—
Deferred income taxes, net	4,389	—	4,389
Long-term debt, net	860,306	—	860,306
Long-term operating lease liabilities	145,569	—	145,569
Warrant liability	—	50,467	50,467
Other long-term liabilities	30,273	—	30,273
Total liabilities	1,672,718	50,467	1,723,185

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	—	9
Additional paid-in capital	252,612	(63,927)	188,685
Accumulated deficit	(130,081)	13,460	(116,621)
Accumulated other comprehensive income (loss)	1,876	—	1,876
Total PAE Incorporated stockholders' equity	124,416	(50,467)	73,949
Noncontrolling interests	32,236	—	32,236
Total liabilities and stockholders’ equity	$1,829,370	$—	$1,829,370

	Year Ended December 31, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$2,714,628	$—	$2,714,628

Cost of revenues	2,098,153	—	$2,098,153
Selling, general and administrative expenses	498,827	—	498,827
Amortization of intangible assets	34,154	—	34,154
Total operating expenses	2,631,134	—	2,631,134

Program profit	83,494	—	83,494
Other operating income, net	7,272	—	7,272

Operating income	90,766	—	90,766
Interest expense, net	(73,857)	—	(73,857)
Other income, net	—	12,645	12,645
Income before income taxes	16,909	12,645	29,554
Expense from income taxes	3,083	(815)	2,268
Net income	13,826	13,460	27,286
Noncontrolling interest in earnings of ventures	(1,464)	—	(1,464)
Net income attributed to PAE Incorporated	$15,290	$13,460	$28,750

Net income per share attributed to PAE Incorporated:
Basic	$0.18	$0.16	$0.34
Diluted	$0.18	$0.16	$0.34

Weighted average shares outstanding:
Basic	84,114,016	84,114,016	84,114,016
Diluted	85,369,328	85,369,328	85,369,328

	Year Ended December 31, 2020
	As filed	Restatement adjustments	As Restated

Net income	$13,826	$13,460	$27,286

Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	1,583	—	1,583
Other, net	427	—	427
Other comprehensive income	2,010	—	2,010

Comprehensive income	15,836	13,460	29,296
Comprehensive loss attributed to noncontrolling interests	(1,084)	—	(1,084)
Comprehensive income attributed to PAE Incorporated	$16,920	$13,460	$30,380

	Year Ended December 31, 2020
	As filed	Restatement adjustments	As Restated
Operating activities
Net income	$13,826	$13,460	$27,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	9,484	—	9,484
Amortization of intangible assets	34,154	—	34,154
Amortization of debt issuance cost	6,690	—	6,690
Loss on extinguishment of debt	16,528	—	16,528
Stock-based compensation	12,943	—	12,943
Net undistributed (loss) income from unconsolidated ventures	(6,504)	—	(6,504)
Deferred income taxes, net	(19,278)	(815)	(20,093)
Change in fair value in Warrant liability	—	(16,132)	(16,132)
Other non-cash activities, net	383	—	383
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(54,345)	—	(54,345)
Accounts payable	(4,529)	—	(4,529)
Accrued expenses	9,529	3,487	13,016
Customer advances and billings in excess of costs	48,618	—	48,618
Salaries, benefits and payroll taxes	554	—	554
Prepaid expenses and other current assets	(5,862)	—	(5,862)
Other current and noncurrent liabilities	39,215	—	39,215
Investments	6,538	—	6,538
Other noncurrent assets	(4,141)	—	(4,141)
Accrued taxes	(2,941)	—	(2,941)
Net cash provided by (used in) operating activities	100,862	—	100,862
Investing activities
Expenditures for property and equipment	(3,835)	—	(3,835)
Acquisition of Metis Solutions Corporation, net of acquired cash	(90,271)	—	(90,271)
Acquisition of Centra Technology Inc, net of acquired cash	(222,124)	—	(222,124)
Other investing activities, net	17	—	17
Net cash used in investing activities	(316,213)	—	(316,213)
Financing activities
Net contributions from noncontrolling interests	2,095	—	2,095
Borrowings on long-term debt	961,030	—	961,030
Repayments on short-term debt	—	—	—
Repayments on long-term debt	(843,131)	—	(843,131)
Payment of debt issuance costs	(26,646)	—	(26,646)
Recapitalization from merger with Gores III	605,713	—	605,713
Payment of underwriting and transaction costs	(27,267)	—	(27,267)
Distribution to selling stockholders	(439,719)	—	(439,719)
Other financing activities, net	(292)	—	(292)
Net cash provided by (used in) financing activities	231,783	—	231,783
Effect of exchange rate changes on cash and cash equivalents	1,441	—	1,441
Net increase (decrease) in cash and cash equivalents	17,873	—	17,873
Cash and cash equivalents at beginning of period	68,035	—	68,035
Cash and cash equivalents at end of period	$85,908	$—	$85,908

Supplemental cash flow information
Cash paid for interest	$45,247	$—	$45,247
Cash paid for taxes	$10,936	$—	$10,936

Following are the restatement of previously reported condensed consolidated balance sheets for the quarters ended March 29, 2020, June 28, 2020 and September 27, 2020.

	March 29, 2020
	As filed	Restatement adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$99,790	$—	$99,790
Accounts receivable, net	420,765	—	420,765
Prepaid expenses and other current assets	46,760	—	46,760
Total current assets	567,315	—	567,315

Property and equipment, net	28,079	—	28,079
Deferred income taxes, net	16,597	—	16,597
Investments	17,747	—	17,747
Goodwill	409,588	—	409,588
Intangible assets, net	172,417	—	172,417
Operating lease right-of-use assets, net	161,731	—	161,731
Other noncurrent assets	9,484	—	9,484
Total assets	$1,382,958	$—	$1,382,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$122,126	$—	$122,126
Accrued expenses	100,456	—	100,456
Customer advances and billings in excess of costs	69,662	—	69,662
Salaries, benefits and payroll taxes	106,995	—	106,995
Accrued taxes	16,058	—	16,058
Current portion of long-term debt, net	22,894	—	22,894
Operating lease liabilities, current portion	35,324	—	35,324
Other current liabilities	32,703	—	32,703
Total current liabilities	506,218	—	506,218
			—
Deferred income taxes, net	—	—	—
Long-term debt, net	595,598	—	595,598
Long-term operating lease liabilities	130,426	—	130,426
Warrant liability	—	33,000	33,000
Other long-term liabilities	7,397	—	7,397
Total liabilities	1,239,639	33,000	1,272,639

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of March 29, 2020 and December 31, 2019, respectively	9	—	9
Additional paid-in capital	262,284	(63,927)	198,357
Accumulated deficit	(150,314)	30,927	(119,387)
Accumulated other comprehensive income (loss)	(829)	—	(829)
Total PAE Incorporated stockholders' equity	111,150	(33,000)	78,150
Noncontrolling interests	32,169	—	32,169
Total liabilities and stockholders’ equity	$1,382,958	$—	$1,382,958

	June 28, 2020
	As filed	Restatement adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$138,469	$—	$138,469
Accounts receivable, net	432,185	—	432,185
Prepaid expenses and other current assets	45,676	—	45,676
Total current assets	616,330	—	616,330

Property and equipment, net	26,841	—	26,841
Deferred income taxes, net	12,017	—	12,017
Investments	17,848	—	17,848
Goodwill	409,588	—	409,588
Intangible assets, net	164,370	—	164,370
Operating lease right-of-use assets, net	154,375	—	154,375
Other noncurrent assets	9,663	—	9,663
Total assets	$1,411,032	$—	$1,411,032

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$107,154	$—	$107,154
Accrued expenses	128,992	—	128,992
Customer advances and billings in excess of costs	70,695	—	70,695
Salaries, benefits and payroll taxes	135,177	—	135,177
Accrued taxes	14,614	—	14,614
Current portion of long-term debt, net	22,969	—	22,969
Operating lease liabilities, current portion	38,946	—	38,946
Other current liabilities	31,457	—	31,457
Total current liabilities	550,004	—	550,004
			—
Deferred income taxes, net	—	—	—
Long-term debt, net	589,828	—	589,828
Long-term operating lease liabilities	118,452	—	118,452
Warrant liability	—	52,467	52,467
Other long-term liabilities	7,415	—	7,415
Total liabilities	1,265,699	52,467	1,318,166

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of June 28, 2020 and December 31, 2019, respectively	9	—	9
Additional paid-in capital	245,815	(63,927)	181,888
Accumulated deficit	(134,293)	11,460	(122,833)
Accumulated other comprehensive income (loss)	(628)	—	(628)
Total PAE Incorporated stockholders' equity	110,903	(52,467)	58,436
Noncontrolling interests	34,430	—	34,430
Total liabilities and stockholders’ equity	$1,411,032	$—	$1,411,032

	September 27, 2020
	As filed	Restatement adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$145,446	$—	$145,446
Accounts receivable, net	445,429	—	445,429
Prepaid expenses and other current assets	44,363	—	44,363
Total current assets	635,238	—	635,238

Property and equipment, net	25,696	—	25,696
Deferred income taxes, net	13,419	—	13,419
Investments	18,961	—	18,961
Goodwill	409,588	—	409,588
Intangible assets, net	156,323	—	156,323
Operating lease right-of-use assets, net	159,975	—	159,975
Other noncurrent assets	9,762	—	9,762
Total assets	$1,428,962	$—	$1,428,962

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$140,515	$—	$140,515
Accrued expenses	103,025	—	103,025
Customer advances and billings in excess of costs	60,390	—	60,390
Salaries, benefits and payroll taxes	141,537	—	141,537
Accrued taxes	13,604	—	13,604
Current portion of long-term debt, net	23,044	—	23,044
Operating lease liabilities, current portion	40,979	—	40,979
Other current liabilities	31,528	—	31,528
Total current liabilities	554,622	—	554,622
			—
Deferred income taxes, net	—	—	—
Long-term debt, net	584,038	—	584,038
Long-term operating lease liabilities	120,883	—	120,883
Warrant liability	—	47,467	47,467
Other long-term liabilities	7,410	—	7,410
Total liabilities	1,266,953	47,467	1,314,420

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of September 27, 2020 and December 31, 2019, respectively	9	—	9
Additional paid-in capital	250,805	(63,927)	186,878
Accumulated deficit	(123,975)	16,460	(107,515)
Accumulated other comprehensive income (loss)	153	—	153
Total PAE Incorporated stockholders' equity	126,992	(47,467)	79,525
Noncontrolling interests	35,017	—	35,017
Total liabilities and stockholders’ equity	$1,428,962	$—	$1,428,962

The following tables contain the restatement of previously reported unaudited condensed consolidated statements of operations for the three month period ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020.

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$617,253	$—	$617,253

Cost of revenues	465,208	—	$465,208
Selling, general and administrative expenses	137,326	—	137,326
Amortization of intangible assets	8,047	—	8,047
Total operating expenses	610,581	—	610,581

Program profit	6,672	—	6,672
Other operating income, net	785	—	785

Operating income	7,457	—	7,457
Interest expense, net	(20,948)	—	(20,948)
Other income, net	—	30,112	30,112
Income (loss) before income taxes	(13,491)	30,112	16,621
Expense (benefit) from income taxes	(8,714)	(815)	(9,529)
Net income (loss)	(4,777)	30,927	26,150
Noncontrolling interest in earnings of ventures	166	—	166
Net income (loss) attributed to PAE Incorporated	$(4,943)	$30,927	$25,984

Net income (loss) per share attributed to PAE Incorporated:
Basic	$(0.08)	$0.51	$0.43
Diluted	$(0.08)	$0.51	$0.43

Weighted average shares outstanding:
Basic	59,807,549	59,807,549	59,807,549
Diluted	59,807,549	59,807,549	59,807,549

	Three Months Ended June 28, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$643,303	$—	$643,303

Cost of revenues	496,678	—	$496,678
Selling, general and administrative expenses	105,451	—	105,451
Amortization of intangible assets	8,047	—	8,047
Total operating expenses	610,176	—	610,176

Program profit	33,127	—	33,127
Other operating income, net	1,168	—	1,168

Operating income	34,295	—	34,295
Interest expense, net	(13,757)	—	(13,757)
Other income, net	—	(19,467)	(19,467)
Income (loss) before income taxes	20,538	(19,467)	1,071
Expense (benefit) from income taxes	3,752	—	3,752
Net income (loss)	16,786	(19,467)	(2,681)
Noncontrolling interest in earnings of ventures	765	—	765
Net income (loss) attributed to PAE Incorporated	$16,021	$(19,467)	$(3,446)

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.17	$(0.21)	$(0.04)
Diluted	$0.17	$(0.21)	$(0.04)

Weighted average shares outstanding:
Basic	92,044,098	92,044,098	92,044,098
Diluted	92,787,379	92,787,379	92,787,379

	Three Months Ended September 27, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$666,240	$—	$666,240

Cost of revenues	512,877	—	$512,877
Selling, general and administrative expenses	119,168	—	119,168
Amortization of intangible assets	8,047	—	8,047
Total operating expenses	640,092	—	640,092

Program profit	26,148	—	26,148
Other operating income, net	2,384	—	2,384

Operating income	28,532	—	28,532
Interest expense, net	(13,607)	—	(13,607)
Other income, net	—	5,000	5,000
Income (loss) before income taxes	14,925	5,000	19,925
Expense (benefit) from income taxes	4,194	—	4,194
Net income (loss)	10,731	5,000	15,731
Noncontrolling interest in earnings of ventures	413	—	413
Net income (loss) attributed to PAE Incorporated	$10,318	$5,000	$15,318

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.11	$0.06	$0.17
Diluted	$0.11	$0.05	$0.16

Weighted average shares outstanding:
Basic	92,070,306	92,070,306	92,070,306
Diluted	93,392,565	93,392,565	93,392,565

	Six Months Ended June 28, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$1,260,556	$—	$1,260,556

Cost of revenues	961,886	—	$961,886
Selling, general and administrative expenses	242,777	—	242,777
Amortization of intangible assets	16,094	—	16,094
Total operating expenses	1,220,757	—	1,220,757

Program profit	39,799	—	39,799
Other operating income, net	1,954	—	1,954

Operating income	41,753	—	41,753
Interest expense, net	(34,705)	—	(34,705)
Other income, net	—	10,645	10,645
Income (loss) before income taxes	7,048	10,645	17,693
Expense (benefit) from income taxes	(4,961)	(815)	(5,776)
Net income (loss)	12,009	11,460	23,469
Noncontrolling interest in earnings of ventures	931	—	931
Net income (loss) attributed to PAE Incorporated	$11,078	$11,460	$22,538

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.15	$0.15	$0.30
Diluted	$0.15	$0.15	$0.30

Weighted average shares outstanding:
Basic	75,890,028	75,890,028	75,890,028
Diluted	76,273,931	76,273,931	76,273,931

	Nine Months Ended September 27, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$1,926,795	$—	$1,926,795

Cost of revenues	1,474,763	—	$1,474,763
Selling, general and administrative expenses	361,945	—	361,945
Amortization of intangible assets	24,141	—	24,141
Total operating expenses	1,860,849	—	1,860,849

Program profit	65,946	—	65,946
Other operating income, net	4,338	—	4,338

Operating income	70,284	—	70,284
Interest expense, net	(48,312)	—	(48,312)
Other income, net	—	15,645	15,645
Income (loss) before income taxes	21,972	15,645	37,617
Expense (benefit) from income taxes	(767)	(815)	(1,582)
Net income (loss)	22,739	16,460	39,199
Noncontrolling interest in earnings of ventures	1,344	—	1,344
Net income (loss) attributed to PAE Incorporated	$21,395	$16,460	$37,855

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.26	$0.21	$0.47
Diluted	$0.26	$0.20	$0.46

Weighted average shares outstanding:
Basic	81,323,258	81,323,258	81,323,258
Diluted	82,115,825	82,115,825	82,115,825

The following tables contain the restatement of previously reported unaudited condensed consolidated statements of comprehensive income (Loss) for the three month period ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020.

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated

Net (loss) income	$(4,777)	$30,927	$26,150

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(976)	—	(976)
Other, net	281	—	281
Other comprehensive loss	(695)	—	(695)

Comprehensive (loss) income	(5,472)	30,927	25,455
Comprehensive income attributed to noncontrolling interests	498	—	498
Comprehensive (loss) income attributed to PAE Incorporated	$(5,970)	$30,927	$24,957

	Three Months Ended June 28, 2020
	As filed	Restatement adjustments	As Restated

Net income (loss)	$16,786	$(19,467)	$(2,681)

Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	59	—	59
Other, net	142	—	142
Other comprehensive income	201	—	201

Comprehensive income (loss)	16,987	(19,467)	(2,480)
Comprehensive income attributed to noncontrolling interests	284	—	284
Comprehensive income (loss) attributed to PAE Incorporated	$16,703	$(19,467)	$(2,764)

	Three Months Ended September 27, 2020
	As filed	Restatement adjustments	As Restated

Net income	$10,731	$5,000	$15,731

Other comprehensive income:
Change in foreign currency translation adjustment, net of tax	780	—	780
Other, net	1	—	1
Other comprehensive income	781	—	781

Comprehensive income	11,512	5,000	16,512
Comprehensive income attributed to noncontrolling interests	505	—	505
Comprehensive income attributed to PAE Incorporated	$11,007	$5,000	$16,007

	Six Months Ended June 28, 2020
	As filed	Restatement adjustments	As Restated

Net income	$12,009	$11,460	$23,469

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(917)	—	(917)
Other, net	424	—	424
Other comprehensive loss	(493)	—	(493)

Comprehensive income	11,516	11,460	22,976
Comprehensive income attributed to noncontrolling interests	781	—	781
Comprehensive income (loss) attributed to PAE Incorporated	$10,735	$11,460	$22,195

	Nine Months Ended September 27, 2020
	As filed	Restatement adjustments	As Restated

Net income	$22,739	$16,460	$39,199

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(137)	—	(137)
Other, net	424	—	424
Other comprehensive income	287	—	287

Comprehensive income	23,026	16,460	39,486
Comprehensive income attributed to noncontrolling interests	1,287	—	1,287
Comprehensive income attributed to PAE Incorporated	$21,739	$16,460	$38,199

The following tables contain the restatement of previously reported unaudited condensed consolidated statements of cash flows for the three month period ended March 29, 2020, the six month period ended June 28, 2020 and the nine month period ended September 27, 2020.

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated
Operating activities
Net (loss) income	$(4,777)	$30,927	$26,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,583	—	2,583
Amortization of intangible assets	8,047	—	8,047
Amortization of debt issuance cost	6,063	—	6,063
Net undistributed (loss) income from unconsolidated ventures	(663)	—	(663)
Deferred income taxes, net	(9,081)	(815)	(9,896)
Change in fair value in Warrant liability	—	(33,599)	(33,599)
Other non-cash activities, net	270	—	270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	20,869	—	20,869
Accounts payable	(2,417)	—	(2,417)
Accrued expenses	(3,779)	3,487	(292)
Customer advances and billings in excess of costs	18,223	—	18,223
Salaries, benefits and payroll taxes	(21,307)	—	(21,307)
Inventories, net	1,342	—	1,342
Prepaid expenses and other current assets	(2,921)	—	(2,921)
Other current and noncurrent liabilities	(4,545)	—	(4,545)
Investments	750	—	750
Other noncurrent assets	4,729	—	4,729
Accrued taxes	(2,473)	—	(2,473)
Net cash provided by operating activities	10,913	—	10,913
Investing activities
Expenditures for property and equipment	(404)	—	(404)
Net cash used in investing activities	(404)	—	(404)
Financing activities
Net contributions from noncontrolling interests	150	—	150
Borrowings on long-term debt	60,000	—	60,000
Repayments on long-term debt	(196,544)	—	(196,544)
Payment of debt issuance costs	(964)	—	(964)
Recapitalization from merger with Gores III	605,708	—	605,708
Payment of underwriting and transaction costs	(27,268)	—	(27,268)
Distribution to selling stockholders	(419,548)	—	(419,548)
Net cash provided by financing activities	21,534	—	21,534
Effect of exchange rate changes on cash and cash equivalents	(288)	—	(288)
Net increase in cash and cash equivalents	31,755	—	31,755
Cash and cash equivalents at beginning of period	68,035	—	68,035
Cash and cash equivalents at end of period	$99,790	$—	$99,790

Supplemental cash flow information
Cash paid for interest	$10,900	$—	$10,900
Cash paid for taxes	$1,523	$—	$1,523

	Six Months Ended June 28, 2020
	As filed	Restatement adjustments	As Restated
Operating activities
Net income	$12,009	$11,460	$23,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,072	—	5,072
Amortization of intangible assets	16,094	—	16,094
Amortization of debt issuance cost	7,821	—	7,821
Stock-based compensation	3,700	—	3,700
Net undistributed (loss) income from unconsolidated ventures	(1,739)	—	(1,739)
Deferred income taxes, net	(13,295)	(815)	(14,110)
Change in fair value in Warrant liability	—	(14,132)	(14,132)
Other non-cash activities, net	404	—	404
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	9,607	—	9,607
Accounts payable	(17,547)	—	(17,547)
Accrued expenses	6,358	3,487	9,845
Customer advances and billings in excess of costs	19,282	—	19,282
Salaries, benefits and payroll taxes	4,310	—	4,310
Inventories, net	2,415	—	2,415
Prepaid expenses and other current assets	(3,256)	—	(3,256)
Other current and noncurrent liabilities	(5,101)	—	(5,101)
Investments	1,701	—	1,701
Other noncurrent assets	11,600	—	11,600
Accrued taxes	(3,847)	—	(3,847)
Net cash provided by operating activities	55,588	—	55,588
Investing activities
Expenditures for property and equipment	(1,597)	—	(1,597)
Other investing activities, net	37	—	37
Net cash used in investing activities	(1,560)	—	(1,560)
Financing activities
Net contributions from noncontrolling interests	1,950	—	1,950
Borrowings on long-term debt	60,468	—	60,468
Repayments on long-term debt	(204,464)	—	(204,464)
Payment of debt issuance costs	(964)	—	(964)
Recapitalization from merger with Gores III	605,713	—	605,713
Payment of underwriting and transaction costs	(27,267)	—	(27,267)
Distribution to selling stockholders	(419,548)	—	(419,548)
Other financing activities, net	(292)	—	(292)
Net cash provided by financing activities	15,596	—	15,596
Effect of exchange rate changes on cash and cash equivalents	810	—	810
Net increase in cash and cash equivalents	70,434	—	70,434
Cash and cash equivalents at beginning of period	68,035	—	68,035
Cash and cash equivalents at end of period	$138,469	$—	$138,469

Supplemental cash flow information
Cash paid for interest	$23,278	$—	$23,278
Cash paid for taxes	$2,796	$—	$2,796

	Nine Months Ended September 27, 2020
	As filed	Restatement adjustments	As Restated
Operating activities
Net income	$22,739	$16,460	$39,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	7,263	—	7,263
Amortization of intangible assets	24,141	—	24,141
Amortization of debt issuance cost	9,560	—	9,560
Stock-based compensation	8,018	—	8,018
Net undistributed (loss) income from unconsolidated ventures	(3,533)	—	(3,533)
Deferred income taxes, net	(11,229)	(815)	(12,044)
Change in fair value in Warrant liability	—	(19,132)	(19,132)
Other non-cash activities, net	382	—	382
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,477)	—	(3,477)
Accounts payable	15,852	—	15,852
Accrued expenses	765	3,487	4,252
Customer advances and billings in excess of costs	8,923	—	8,923
Salaries, benefits and payroll taxes	10,975	—	10,975
Inventories, net	2,291	—	2,291
Prepaid expenses and other current assets	(4,409)	—	(4,409)
Other current and noncurrent liabilities	71	—	71
Investments	2,793	—	2,793
Other noncurrent assets	5,903	—	5,903
Accrued taxes	(4,904)	—	(4,904)
Net cash provided by operating activities	92,124	—	92,124
Investing activities
Expenditures for property and equipment	(2,628)	—	(2,628)
Other investing activities, net	(72)	—	(72)
Net cash used in investing activities	(2,700)	—	(2,700)
Financing activities
Net contributions from noncontrolling interests	2,095	—	2,095
Borrowings on long-term debt	60,734	—	60,734
Repayments on long-term debt	(212,184)	—	(212,184)
Payment of debt issuance costs	(964)	—	(964)
Recapitalization from merger with Gores III	605,713	—	605,713
Payment of underwriting and transaction costs	(27,267)	—	(27,267)
Distribution to selling stockholders	(439,719)	—	(439,719)
Other financing activities, net	(292)	—	(292)
Net cash used in financing activities	(11,884)	—	(11,884)
Effect of exchange rate changes on cash and cash equivalents	(129)	—	(129)
Net increase in cash and cash equivalents	77,411	—	77,411
Cash and cash equivalents at beginning of period	68,035	—	68,035
Cash and cash equivalents at end of period	$145,446	$—	$145,446

Supplemental cash flow information
Cash paid for interest	$35,085	$—	$35,085
Cash paid for taxes	$5,304	$—	$5,304

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our PEO and PFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. This evaluation included consideration of the views expressed in the Staff Statement of April 12, 2021, in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to the warrants issued by Special Purpose Acquisition Company’s (“SPACs”). Prior to the Staff Statement, the Company believed that our warrant accounting was consistent with generally accepted accounting principles. However, based on the clarifications expressed in the Staff Statement, which resulted in the restatement discussed further in Note 24 - “Restatement of Previously Issued Audited and Unaudited Financial Statements” to the consolidated financial statements, the Company’s management and the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in the Company’s internal controls over financial reporting. Notwithstanding the material weakness discussed below, the Company’s management, including the PEO and PFO, has concluded that the Company’s financial statements included in this Form 10-K/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 because of the material weakness described below.

On November 20, 2020 and November 23, 2020, the Company completed the acquisitions of CENTRA and Metis, respectively. As permitted by the SEC, management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal control over financial reporting did not include the disclosure controls and procedures and internal controls related to the operations of these acquisitions. The excluded aggregate financial results of CENTRA and Metis collectively constituted 23.0% of total assets as of December 31, 2020, and 1.0% and 2.0% of revenues and net income, respectively, for the year then ended.
Discussion of Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
The Company identified a material weakness in our controls over the accounting for complex financial instruments. The Company’s controls to evaluate the accounting for complex financial instruments, such as the Public Warrants and Private Placement Warrants issued in the Business Combination, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements.

Remediation Activities

The Company has implemented a plan and has taken the necessary steps to address the material weakness. The Company implemented additional review procedures over the accounting for complex financial instruments and additional training for and enhancements to the accounting policies related to the accounting for complex financial instruments. The material weakness cannot be considered to be remediated until the remediated controls operate effectively for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Regarding Internal Control Over Financial Reporting

Board of Directors and Stockholders
PAE Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited PAE Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, PAE Incorporated (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

In our report dated March 16, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for complex financial instruments, and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of December 31, 2020’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company’s accounting for complex financial instruments.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CENTRA and Metis, which is included in the 2020 consolidated financial statements of the Company and collectively constituted 23% of total assets as of December 31, 2020 and 1% and 2% of revenues and net income, respectively, for the year then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 16, 2021, except for the error correction discussed in Note 24 as to which the date is May 7, 2021, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Tysons, Virginia
March 16, 2021, except for the effect of the material weakness described in the second paragraph above, as to which the date is May 7, 2021.

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

10.39	Form of Indemnity Agreement (filed as Exhibit 10.34 to the Current Report on Form 8-K of the Company on February 14, 2020 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (filed as exhibit to the Original Form 10-K and incorporated herein by reference)
23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 7, 2021	PAE Incorporated

	By:	/s/ Charles D. Peiffer
Charles D. Peiffer
Interim President & Chief Executive Officer
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles D. Peiffer	Interim President & Chief Executive Officer Executive Vice President & Chief Financial Officer	May 7, 2021
Charles D. Peiffer

/s/ Mark C. Monroe	Vice President, Finance, Corporate Controller	May 7, 2021
Mark C. Monroe	Treasurer (Principal Accounting Officer)

/s/ Marshall A. Heinberg	Chairman of the Board	May 7, 2021
Marshall A. Heinberg

/s/ Paul T. Bader	Director	May 7, 2021
Paul T. Bader

/s/ John P. Hendrickson	Director	May 7, 2021
John P. Hendrickson

/s/ Mary M. Jackson	Director	May 7, 2021
Mary M. Jackson

/s/ Louis Samson	Director	May 7, 2021
Louis Samson

/s/ Delara Zarrabi	Director	May 7, 2021
Delara Zarrabi