Form 10-Q
period 2021-03-28
PAE Inc
filed 2021-05-07
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 28, 2021
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

PAE Incorporated
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 28,	March 29,
	2021	2020
Revenues	$748,567	$617,253

Cost of revenues	566,666	465,208
Selling, general and administrative expenses	145,291	137,326
Amortization of intangible assets	12,215	8,047
Total operating expenses	724,172	610,581

Program profit	24,395	6,672
Other operating income, net	1,801	785

Operating income	26,196	7,457
Interest expense, net	(12,514)	(20,948)
Other income, net	1,200	30,112
Income before income taxes	14,882	16,621
Expense (benefit) from income taxes	2,609	(9,529)
Net income	12,273	26,150
Noncontrolling interest in earnings of ventures	(1,111)	166
Net income attributed to PAE Incorporated	$13,384	$25,984

Net income per share attributed to PAE Incorporated:
Basic	$0.14	$0.43
Diluted	$0.14	$0.43

Weighted average shares outstanding:
Basic	92,613,057	59,807,549
Diluted	95,128,326	59,807,549
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended
	March 28,	March 29,
	2021	2020

Net income	$12,273	$26,150

Other comprehensive loss:
Change in foreign currency translation adjustment, net of tax	(994)	(976)
Other, net	(1)	281
Other comprehensive loss	(995)	(695)

Comprehensive income	11,278	25,455
Comprehensive (loss) income attributed to noncontrolling interests	(1,254)	498
Comprehensive income attributed to PAE Incorporated	$12,532	$24,957
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	March 28,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$118,150	$85,908
Accounts receivable, net	562,398	585,511
Prepaid expenses and other current assets	69,902	61,607
Total current assets	750,450	733,026

Property and equipment, net	27,652	27,615
Investments	19,400	18,272
Goodwill	591,209	590,668
Intangible assets, net	245,995	258,210
Operating lease right-of-use assets, net	183,276	191,370
Other noncurrent assets	10,283	10,209
Total assets	$1,828,265	$1,829,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$177,911	$152,962
Accrued expenses	121,274	114,222
Customer advances and billings in excess of costs	74,197	106,475
Salaries, benefits and payroll taxes	158,841	145,186
Accrued taxes	15,186	15,582
Current portion of long-term debt, net	5,920	5,961
Operating lease liabilities, current portion	47,163	46,756
Other current liabilities	42,393	45,037
Total current liabilities	642,885	632,181

Deferred income taxes, net	6,587	4,389
Long-term debt, net	861,057	860,306
Long-term operating lease liabilities	136,473	145,569
Warrant liability	49,267	50,467
Other long-term liabilities	32,441	30,273
Total liabilities	1,728,710	1,723,185

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 93,069,815 and 92,040,654 shares issued and outstanding as of March 28, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	167,898	188,685
Accumulated deficit	(103,237)	(116,621)
Accumulated other comprehensive income	881	1,876
Total PAE Incorporated stockholders' equity	65,551	73,949
Noncontrolling interests	34,004	32,236
Total liabilities and stockholders’ equity	$1,828,265	$1,829,370
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the Recapitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net income	—	—	—	25,984	—	25,984	166	26,150
Other comprehensive income, net	—	—	—	—	(695)	(695)	—	(695)
Distributions to venture partners and other	—	—	—	—	—	—	—	—
Equity contributions from venture partners	—	—	13	—	—	13	152	165
Equity infusion from Gores	46,999,787	5	307,936	—	—	307,941	—	307,941
Private placement	23,913,044	2	212,908	—	—	212,910	—	212,910
Payment to Shay stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at March 29, 2020	92,040,654	9	$198,357	$(119,387)	$(829)	$78,150	$32,169	$110,319

Balance at December 31, 2020	92,040,654	9	$188,685	$(116,621)	$1,876	$73,949	$32,236	$106,185
Net income (loss)	—	—	—	13,384	—	13,384	(1,111)	12,273
Other comprehensive income, net	—	—	—	—	(995)	(995)	—	(995)
Equity contributions from venture partners	—	—	—	—	—	—	467	467
Deconsolidation of venture	—	—	—	—	—	—	188	188
Purchase of noncontrolling interest	—	—	(17,398)	—	—	(17,398)	2,224	(15,174)
Stock-based compensation tax withholding obligation	—	—	(5,659)	—	—	(5,659)		(5,659)
Stock-based compensation	—	—	2,270	—	—	2,270	—	2,270
Balance at March 28, 2021	92,040,654	$9	$167,898	$(103,237)	$881	$65,551	$34,004	$99,555
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 28,	March 29,
	2021	2020
Operating activities
Net income (loss)	$12,273	$26,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,268	2,583
Amortization of intangible assets	12,215	8,047
Amortization of debt issuance cost	777	6,063
Stock-based compensation	2,270	—
Net undistributed (loss) income from unconsolidated ventures	(2,411)	(663)
Deferred income taxes, net	2,818	(9,896)
Change in fair value of warrant liability	(1,200)	(33,599)
Other non-cash activities, net	(140)	270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	22,685	20,869
Accounts payable	25,037	(2,417)
Accrued expenses	7,335	(292)
Customer advances and billings in excess of costs	(32,276)	18,223
Salaries, benefits and payroll taxes	13,951	(21,307)
Prepaid expenses and other current assets	(8,555)	(1,579)
Other current and noncurrent liabilities	(10,632)	(4,545)
Investments	1,374	750
Other noncurrent assets	7,999	4,729
Accrued taxes	(392)	(2,473)
Net cash provided by operating activities	55,396	10,913
Investing activities
Expenditures for property and equipment	(2,434)	(404)
Proceeds from sales of property	222	—
Acquisition of noncontrolling interest	(14,300)	—
Other investing activities, net	(372)	—
Net cash used in investing activities	(16,884)	(404)
Financing activities
Net contributions from noncontrolling interests	490	150
Borrowings on long-term debt	20,000	60,000
Repayments on long-term debt	(20,000)	(196,544)
Payment of debt issuance costs	—	(964)
Recapitalization from merger with Gores III	—	605,708
Payment of underwriting and transaction costs	—	(27,268)
Distribution to selling stockholders	—	(419,548)
Stock-based compensation tax withholding obligation	(5,659)	—
Net cash (used in) provided by financing activities	(5,169)	21,534
Effect of exchange rate changes on cash and cash equivalents	(1,101)	(288)
Net increase in cash and cash equivalents	32,242	31,755
Cash and cash equivalents at beginning of period	85,908	68,035
Cash and cash equivalents at end of period	$118,150	$99,790

Supplemental cash flow information
Cash paid for interest	$11,977	$10,900
Cash paid for taxes	$471	$1,523
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

On February 10, 2020 (the “Closing Date”), the Company completed the previously announced business combination (the “Business Combination”) in which Shay Holding Corporation (“Shay”) was acquired by Gores III. The transaction was completed in a multi-step process pursuant to which Shay ultimately merged with and into a wholly-owned subsidiary of Gores III, with the Gores III subsidiary continuing as the surviving company. As a result of the Business Combination, each share of common stock of Shay was cancelled and converted into the right to receive a portion of the consideration payable in connection with the transaction and Gores III acquired Shay (as it existed immediately prior to the Second Merger, as such term is defined in that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores III, EAP Merger Sub, Inc., EAP Merger Sub II, LLC, Shay, and Platinum Equity Advisors, LLC (in its capacity as the stockholder representative) (the “Merger Agreement”)) and its subsidiaries. Additionally, the stockholders of Shay as of immediately prior to the transaction held a portion of the common stock of the Company.

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

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business process, which were on March 28, 2021 and March 29, 2020, respectively. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

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

Restatement of Previously Issued Financial Statements

As described on our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 7, 2021, the Company has restated its financial statements as of and for the year ended December 31, 2020 (“Form 10-K/A”), as well as the unaudited condensed financial statements for the three month period ended March 29, 2020, the three and six month periods ended June 28, 2020 and the three and nine month periods ended September 27, 2020. The decision to restate was reached after considering the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued on April 12, 2021 (the “Staff Statement”). The Staff Statement addressed certain accounting considerations for the accounting for warrants of SPACs. The Staff Statement referenced Accounting Standard Codification 815-40, Contracts in Entity’s Own Equity, which states that warrant instruments that do not meet certain criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instrument should be reported as gains or losses in the consolidated statement of operations. The restatement is the result of misapplication of the accounting guidance for warrants, which was identified by the Staff Statement.

The impact of the restatement on the condensed consolidated balance sheets, statement of operations, statement of comprehensive income and statement of cash flows for the prior periods included in this Quarterly Report is presented below:

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated
Revenues	$617,253	$—	$617,253

Cost of revenues	465,208	—	$465,208
Selling, general and administrative expenses	137,326	—	137,326
Amortization of intangible assets	8,047	—	8,047
Total operating expenses	610,581	—	610,581

Program profit	6,672	—	6,672
Other operating income, net	785	—	785

Operating income	7,457	—	7,457
Interest expense, net	(20,948)	—	(20,948)
Other income, net	—	30,112	30,112
Income (loss) before income taxes	(13,491)	30,112	16,621
Expense (benefit) from income taxes	(8,714)	(815)	(9,529)
Net income (loss)	(4,777)	30,927	26,150
Noncontrolling interest in earnings of ventures	166	—	166
Net income (loss) attributed to PAE Incorporated	$(4,943)	$30,927	$25,984

Net income (loss) per share attributed to PAE Incorporated:
Basic	$(0.08)	$0.51	$0.43
Diluted	$(0.08)	$0.51	$0.43

Weighted average shares outstanding:
Basic	59,807,549	59,807,549	59,807,549
Diluted	59,807,549	59,807,549	59,807,549

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated

Net (loss) income	$(4,777)	$30,927	$26,150

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	(976)	—	(976)
Other, net	281	—	281
Other comprehensive loss	(695)	—	(695)

Comprehensive (loss) income	(5,472)	30,927	25,455
Comprehensive income attributed to noncontrolling interests	498	—	498
Comprehensive (loss) income attributed to PAE Incorporated	$(5,970)	$30,927	$24,957

	December 31, 2020
	As filed	Restatement adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$85,908	$—	$85,908
Accounts receivable, net	585,511	—	585,511
Prepaid expenses and other current assets	61,607	—	61,607
Total current assets	733,026	—	733,026

Property and equipment, net	27,615	—	27,615
Deferred income taxes, net	—	—	—
Investments	18,272	—	18,272
Goodwill	590,668	—	590,668
Intangible assets, net	258,210	—	258,210
Operating lease right-of-use assets, net	191,370	—	191,370
Other noncurrent assets	10,209	—	10,209
Total assets	$1,829,370	$—	$1,829,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$152,962	$—	$152,962
Accrued expenses	114,222	—	114,222
Customer advances and billings in excess of costs	106,475	—	106,475
Salaries, benefits and payroll taxes	145,186	—	145,186
Accrued taxes	15,582	—	15,582
Current portion of long-term debt, net	5,961	—	5,961
Operating lease liabilities, current portion	46,756	—	46,756
Other current liabilities	45,037	—	45,037
Total current liabilities	632,181	—	632,181
			—
Deferred income taxes, net	4,389	—	4,389
Long-term debt, net	860,306	—	860,306
Long-term operating lease liabilities	145,569	—	145,569
Warrant liability	—	50,467	50,467
Other long-term liabilities	30,273	—	30,273
Total liabilities	1,672,718	50,467	1,723,185

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 92,040,654 and 21,127,823 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	9	—	9
Additional paid-in capital	252,612	(63,927)	188,685
Accumulated deficit	(130,081)	13,460	(116,621)
Accumulated other comprehensive income (loss)	1,876	—	1,876
Total PAE Incorporated stockholders' equity	124,416	(50,467)	73,949
Noncontrolling interests	32,236	—	32,236
Total liabilities and stockholders’ equity	$1,829,370	$—	$1,829,370

	Three Months Ended March 29, 2020
	As filed	Restatement adjustments	As Restated
Operating activities
Net income (loss)	$(4,777)	$30,927	$26,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,583	—	2,583
Amortization of intangible assets	8,047	—	8,047
Amortization of debt issuance cost	6,063	—	6,063
Net undistributed (loss) income from unconsolidated ventures	(663)	—	(663)
Deferred income taxes, net	(9,081)	(815)	(9,896)
Change in fair value in warrant liability	—	(33,599)	(33,599)
Other non-cash activities, net	270	—	270
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	20,869	—	20,869
Accounts payable	(2,417)	—	(2,417)
Accrued expenses	(3,779)	3,487	(292)
Customer advances and billings in excess of costs	18,223	—	18,223
Salaries, benefits and payroll taxes	(21,307)	—	(21,307)
Inventories, net	1,342	—	1,342
Prepaid expenses and other current assets	(2,921)	—	(2,921)
Other current and noncurrent liabilities	(4,545)	—	(4,545)
Investments	750	—	750
Other noncurrent assets	4,729	—	4,729
Accrued taxes	(2,473)	—	(2,473)
Net cash provided by (used in) operating activities	10,913	—	10,913
Investing activities
Expenditures for property and equipment	(404)	—	(404)
Net cash used in investing activities	(404)	—	(404)
Financing activities
Net contributions from noncontrolling interests	150	—	150
Borrowings on long-term debt	60,000	—	60,000
Repayments on long-term debt	(196,544)	—	(196,544)
Payment of debt issuance costs	(964)	—	(964)
Recapitalization from merger with Gores III	605,708	—	605,708
Payment of underwriting and transaction costs	(27,268)	—	(27,268)
Distribution to selling stockholders	(419,548)	—	(419,548)
Net cash provided by (used in) financing activities	21,534	—	21,534
Effect of exchange rate changes on cash and cash equivalents	(288)	—	(288)
Net increase (decrease) in cash and cash equivalents	31,755	—	31,755
Cash and cash equivalents at beginning of period	68,035	—	68,035
Cash and cash equivalents at end of period	$99,790	$—	$99,790

Supplemental cash flow information
Cash paid for interest	$10,900	$—	$10,900
Cash paid for taxes	$1,523	$—	$1,523

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in the Company’s Form 10-K/A filed with the SEC on May 7, 2021.

3. Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective in 2021 and interim periods within that year and permits for an early adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of the guidance did not have a material impact on its financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company’s 2020 Credit Agreements provide for $890.0 million term loan facility and a $175.0 million senior secured revolving credit facility priced at LIBOR. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements and related disclosures.

4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended March 28, 2021
	GMS	NSS	Total
DoD	$162,433	$82,200	$244,633
Other U.S. government agencies	268,785	120,095	388,880
Commercial and non-U.S. customers	90,343	24,711	115,054
Total	$521,561	$227,006	$748,567

	Three Months Ended March 29, 2020
	GMS	NSS	Total
DoD	$187,605	$67,178	$254,783
Other U.S. government agencies	250,042	70,722	320,764
Commercial and non-U.S. customers	19,797	21,909	41,706
Total	$457,444	$159,809	$617,253

Revenues by contract type were as follows (in thousands):

	Three Months Ended March 28, 2021
	GMS	NSS	Total
Cost-reimbursable	$260,920	$90,093	$351,013
Fixed-price	181,304	82,517	263,821
Time and materials	79,337	54,396	133,733
Total	$521,561	$227,006	$748,567

	Three Months Ended March 29, 2020
	GMS	NSS	Total
Cost-reimbursable	$266,080	$36,903	$302,983
Fixed-price	162,038	68,958	230,996
Time and materials	29,326	53,948	83,274
Total	$457,444	$159,809	$617,253
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended March 28, 2021
	GMS	NSS	Total
United States	$288,772	$225,870	$514,642
International	232,789	1,136	233,925
Total	$521,561	$227,006	$748,567

	Three Months Ended March 29, 2020
	GMS	NSS	Total
United States	$248,909	$158,139	$407,048
International	208,535	1,670	210,205
Total	$457,444	$159,809	$617,253
Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of March 28, 2021 and December 31, 2020 was $1,744.1 million and $1,722.0 million, respectively.
As of March 28, 2021, the Company expects to recognize approximately 87.8% and 12.2% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.
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
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	March 28,	December 31,
	2021	2020
Contract assets	$395,455	$360,552
Contract liabilities	$74,197	$106,475
The increase in contract assets of $34.9 million during the three months ended March 28, 2021 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.

The decrease in contract liabilities of $(32.3) million during the three months ended March 28, 2021 was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
The Company recognized $84.4 million and $38.0 million during the three months ended March 28, 2021 and March 29, 2020, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods.
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
Other than professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores III, Shay and the stockholders of the respective companies. The aggregate proceeds paid to the Shay Stockholders (as defined below) on the Closing Date was approximately $424.2 million. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock of PAE Incorporated, par value $0.0001 per share (“Class A Common Stock”).

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

During the third quarter of 2020, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. In addition, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.

CENTRA Technology, Inc.

On November 20, 2020, the Company acquired 100% of the outstanding capital stock of CENTRA Technology, Inc. (“CENTRA”) for a consideration paid of $225.3 million, net. The results of CENTRA’s operations have been included in the Company’s condensed consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, communication systems integration and research and development services for intelligence and defense customers. The Company recognized fair values of assets acquired of $177.4 million and assumed liabilities of $77.2 million allocating $125.1 million to goodwill and $74.1 million to intangible assets. The goodwill of $125.1 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes.

The Company has completed the purchase accounting valuation for this acquisition.

Metis Solutions Corporation

On November 23, 2020, the Company completed the acquisition of 100% of the capital stock of Metis Solutions Corporation (“Metis”) for a consideration paid of $95.7 million in cash. The results of Metis operations have been included in the condensed consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, training and program support for intelligence and defense customers. The Company recognized fair values of assets acquired of $60.4 million and assumed liabilities of $20.7 million allocating $56.0 million to goodwill and $37.8 million to intangible assets. The goodwill of $56.0 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes.

The Company has completed the purchase accounting valuation for this acquisition.

7. Accounts Receivable, net
The components of accounts receivable, net consisted of the following as of the dates presented (in thousands):

	March 28,	December 31,
	2021	2020
Billed receivables	$169,668	$227,787
Unbilled receivables	395,455	360,552
Less allowance for credit losses	(2,725)	(2,828)
Total accounts receivables, net	$562,398	$585,511

As of March 28, 2021 approximately 91.3% of the Company’s accounts receivable are with the U.S. government.

8. Goodwill and Intangible Assets, net
Goodwill
There was no impairment for the three months ended March 28, 2021 and for the three months ended March 29, 2020, respectively.
The Company considered the implications of COVID-19 as it relates to the fair value of goodwill. COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three months ended March 28, 2021. Since the Company’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables and management does not anticipate issues collecting receivables in the foreseeable future. In addition, the Company’s contract awards typically extend to at least five years, including options, and it has a strong history of being awarded a majority of these contract options. Management does not anticipate that the pandemic will have a materially adverse impact on such options. Based on management’s assessment there has been no material impact to the fair value of goodwill due to the implications of COVID-19.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	March 28, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(160,640)	$230,260
Technology	1,700	(1,700)	—
Trade name	24,800	(9,065)	15,735
Total	$417,400	$(171,405)	$245,995

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(149,163)	$241,737
Technology	1,700	(1,700)	—
Trade name	24,800	(8,327)	16,473
Total	$417,400	$(159,190)	$258,210
As of the three months ended March 28, 2021, customer relationships and trade name intangibles had weighted average remaining useful lives of 8.0 years and 5.7 years, respectively.
For the three months ended March 28, 2021 and March 29, 2020, amortization expense was approximately $12.2 million and $8.0 million, respectively.

Estimated amortization expense in future years is expected to be:

As of
March 28, 2021
Remainder of 2021	$37,891
2022	50,089
2023	40,666
2024	33,782
2025	28,015
Thereafter	55,552
Total	$245,995

9. Consolidated Ventures
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
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	March 28,	December 31,
	2021	2020
Assets
Total assets	$145,862	$145,664

Liabilities and equity
Total liabilities	$97,461	$96,318
Total equity	48,401	49,346
Total liabilities and equity	$145,862	$145,664
The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended
	March 28,	March 29,
	2021	2020
Income statements
Revenues	$91,527	$87,191
Cost of revenues	75,111	68,525
Selling, general and administrative expenses	17,497	18,017
Total operating expenses	92,608	86,542
Program (loss) income	(1,081)	649
Other loss, net	(225)	(1,049)
Net loss	$(1,306)	$(400)

DZSP 21 LLC

On January 31, 2021, the Company, acquired the 49% minority interest in the DZSP 21 LLC joint venture from Parsons Government Services, Inc. for total consideration of $15.8 million. Following the completion of this transaction, the Company owns 100% of DZSP 21 LLC.
10. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	March 28,	December 31,
	2021	2020
First Term Loan	$890,000	$890,000
Total debt	890,000	890,000
Unamortized discount and debt issuance costs	(23,023)	(23,733)
Total debt, net of discount and debt issuance costs	866,977	866,267
Less current maturities of long-term debt	(5,920)	(5,961)
Total long-term debt, net of current	$861,057	$860,306

Credit Agreements
On October 19, 2020, the Company refinanced the 2016 credit agreements (comprised of (i) a first lien term loan credit agreement, as amended; (ii) a second lien term loan credit agreement, as amended; and (iii) a revolving credit facility, as amended, each dated as of October 26, 2016) (the “2016 Credit Agreements”) and entered into new senior secured credit facilities (the “2020 Credit Agreements”). The 2020 Credit Agreements provide for borrowings up to $890.0 million. The 2020 Credit Agreements established a $740.0 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, a $150.0 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5% (together the “First Term Loan”), and a $175.0 million senior secured revolving credit facility (the “2020 ABL Credit Agreement”) maturing in October 2025 priced at LIBOR plus a spread of 1.8% to 2.3%.
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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of March 28, 2021 and December 31, 2020, respectively.
Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
March 28, 2021
Remainder of 2021	$8,900
2022	8,900
2023	8,900
2024	8,900
2025	8,900
Thereafter	845,500
Total	$890,000
As of March 28, 2021 and December 31, 2020, the available borrowing capacity under the 2020 ABL Credit Agreement was approximately $146.7 million and $132.8 million, respectively.
Interest Rates on Credit Agreements
The interest rate per annum applicable to amounts borrowed under the First Term Loan is equal to either the Base Rate (as defined below) or the LIBO Rate (as defined below), in either case, plus (i) 4.5% in the case of the Base Rate loans and (ii) 3.5% in the case of LIBO Rate loans.
The “Base Rate” is defined as a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus one half of one percent, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America (“BofA”) as its “prime rate,” and (c) the LIBO Rate for a LIBO Rate Term Loan with a one month interest period commencing on such day plus 1.0%. The “prime rate” is a rate set by BofA based upon various factors including BofA’s costs and desired return, general economic conditions and other factors. The “LIBO Rate” is defined as the rate per annum equal to the London Interbank Offered Rate or a comparable or successor rate, whichever rate is approved by the Administrative Agent (as that term is defined in the 2020 Credit Agreements).
As of March 28, 2021 and December 31, 2020, the applicable interest rate on the amounts borrowed under the First Term Loan was 5.3% for each period, respectively.
The interest rate per annum applicable to the 2020 Credit Agreements is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of March 28, 2021 and December 31, 2020, the applicable interest rate on amounts borrowed under the 2020 Revolving Credit Facility was 4.0% for each period, respectively.

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
Letters of Credit

The Company had ten outstanding letters of credit for program and insurance requirements totaling approximately $23.4 million as of March 28, 2021 and 13 outstanding letters of credit for program and insurance requirements totaling approximately $23.9 million as of December 31, 2020.

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
The thresholds (each a “Triggering Event”) causing the Earn-Out Shares to be issued by the Company to the Shay Stockholders is any such event that occurs within the Earn-Out period as follows: (i) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $13.00; (ii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $15.50; (iii) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $18.00; and (iv) a one-time issuance of 1,000,000 shares if the Common Share Price is greater than $20.50.
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
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the three months ended March 28, 2021.
Any transactions related to Earn-Out Shares are recorded within the stockholders’ equity section of the Company’s condensed consolidated financial statements. Earn-Out Shares will be recognized as stock dividends and recorded at fair value when they are effective upon achievement of a Triggering Event.

12. Net Income Per Share
Basic net income per common share is determined by dividing the net income attributed to stockholders by the weighted average number of common shares outstanding during the period presented. Diluted income per share is determined by adjusting the weighted average number of shares of common stock and common stock equivalents outstanding for the dilutive effect of common stock equivalents for the periods presented.
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended
	March 28,	March 29,
	2021	2020

Numerator:
Net income attributed to PAE Incorporated	$13,384	$25,984

Denominator:
Basic weighted average shares	92,613,057	59,807,549
Diluted weighted average shares	95,128,326	59,807,549

Basic income per share	$0.14	$0.43
Diluted income per share	$0.14	$0.43
The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of warrants in the calculation of diluted net income per share for the three months ended March 28, 2021. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net income per share for the three months ended March 28, 2021. The condition for the issuance of these shares is based on the weighted average closing sale price of the Company’s Class A Common Stock and such condition has not been met as of March 28, 2021.

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
13. Leases
At March 28, 2021, the Company had right-of-use (“ROU”) assets, net of $183.3 million and lease liabilities of $183.6 million recorded on the condensed consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the three months ended March 28, 2021 and March 29, 2020, the Company recognized operating lease costs of approximately $15.6 million and $14.1 million, respectively.
The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

March 28, 2021
Remainder of 2021	$36,794
2022	42,340
2023	37,248
2024	29,034
2025	22,565
Thereafter	54,597
Total future minimum lease payments	222,578
Less imputed interest	38,942
Present value of minimum lease payments	183,636
Less current maturities of lease liabilities	47,163
Long-term lease liabilities	$136,473
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 6.7 years and 6.2%, respectively, at March 28, 2021.
The Company made cash payments of approximately $12.1 million for operating leases for the three months ended March 28, 2021, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

14. Fair Value Measurements

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

The warrant liability is measured at fair value at each reporting period and changes in fair value are recorded in other income, net. The public warrants liability is measured using Level 1 inputs based on observable active markets. The private placement warrants liability is measured using Level 3 inputs using the Black-Scholes option pricing model. The significant assumptions the Company used in the model are:

Valuation Inputs	March 28, 2021	December 31, 2020

Asset price	$9.2	$9.2
Exercise price	$11.5	$11.5
Contractual term	3.9	4.1
Volatility	50.0%	50.0%
Risk-free rate of return	0.5%	0.3%
Dividend yield	—%	—%

Details of the changes in fair value for the public warrants and private placement warrants are as follows:

Public warrant liability	March 28, 2021

Public warrant liability as of December 31	$30,667
Changes in fair value	(667)
Ending public warrant liability	$30,000

Private warrant liability	March 28, 2021

Private warrant liability as of December 31	$19,800
Changes in fair value	(533)
Ending private warrant liability	$19,267

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

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended
	March 28,	March 29,
	2021	2020
Revenues
GMS	$521,561	$457,444
NSS	227,006	159,809
Corporate	—	—
Total revenues	$748,567	$617,253

Operating income (loss)
GMS	$24,514	$12,603
NSS	11,390	4,367
Corporate	(9,708)	(9,513)
Total operating income	$26,196	$7,457

Amortization of intangible assets
GMS	$4,161	$4,115
NSS	8,054	3,932
Corporate	—	—
Total amortization of intangible assets	$12,215	$8,047

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

17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheets as of March 28, 2021.

Advisory Services

During the three months ended March 28, 2021, there were no management fees, transaction and advisory fee recognized related to any of the Company affiliates. During the three months ended March 29, 2020, the Company recognized management fees, transaction and advisory fees, and related expenses of approximately $15.0 million. These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC. As a result of the Business Combination, $15.0 million was included with other similar transactional expenses and recorded as a reduction to the recapitalized equity.

18. Income Taxes
The Company’s provision for income tax expense (benefits) was approximately $2.6 million, and its effective income tax rates was 17.5% for the three months period ended March 28, 2021. The Company’s provision for income tax expense (benefits) was approximately $(9.5) million, and its effective income tax rates was 57.3% for the three months period ended March 29, 2020.

The provision for income taxes for the period ended March 28, 2021 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII”), nontaxable income including the fair value adjustment for warrants, and the effect of foreign operations. The provision for income taxes for the period ended March 29, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of FDII, the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) adjustments, nontaxable income including the fair value adjustment for warrants, and settlement of foreign taxes.

On March 27, 2020, the CARES Act was signed into law. Under the CARES Act, the Company deferred $37.0 million of employer share of Social Security tax that will be paid equally by December 31, 2021 and 2022.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2021 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Unless otherwise noted, the MD&A compares the three months ended March 28, 2021 to the three months ended March 29, 2020.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in the MD&A. When used in this Quarterly Report on Form 10-Q, the words “anticipates,”

“assumes,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” and variations of such words or similar expressions, or the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2020 Annual Report on Form 10-K/A in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•a loss of contracts with the U.S. Government or its agencies or other state, local or foreign governments or agencies, including as a result of a reduction in government spending or changes in government spending;
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
•legislative or regulatory changes or changes in accounting principles, policies or guidelines; and
•other risks and uncertainties described in this Form 10-Q and our 2020 Annual Report on Form 10-K/A, including under the section entitled “Risk Factors,” and described in our other reports filed with the SEC.
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
This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-Q can be found in “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the three months ended March 29, 2020, are those of Shay and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated and its subsidiaries for the period subsequent to the Closing, and the financial information and data for the three months ended March 28, 2021 includes the financial information and data of PAE Incorporated and its subsidiaries. See Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” for additional information.
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

In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders are entitled to receive additional Earn-Out Shares (as both terms are defined in Note 11 - “Stockholders’ Equity - Earn Out Agreement” of the notes to the consolidated financial statements) of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event, as defined in Note 11 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements. For further information, refer to Note 11 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the consolidated financial statements.

During the third quarter of 2020, pursuant to the post-closing adjustment provisions contained in the Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. In addition, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.
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

CENTRA Technology, Inc. Business Acquisition

On October 26, 2020, Pacific Architects and Engineers, LLC, a Delaware limited liability company (“PAE, LLC”), an indirect wholly owned subsidiary of the Company, entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and among PAE, LLC, CENTRA Technology, Inc., a Maryland corporation (“CENTRA”), certain stockholders of CENTRA, and Barbara Rosenbaum as the sellers’ representative. CENTRA provides mission critical services to the U.S. intelligence community and other U.S. national and homeland security customers. The Company completed the acquisition on November 20, 2020. Pursuant to the Stock Purchase Agreement, the consideration paid to acquire all of the shares of CENTRA was approximately $208.0 million (net of tax benefits) in cash, subject to customary purchase price adjustments as set forth in the Stock Purchase Agreement.

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

CENTRA’s financial results have been included in our condensed consolidated financial statements commencing on November 20, 2020.

On April 16, 2021, PAE LLC made a payment of $1.4 million related to the purchase price adjustment and the purchase price adjustment escrow funds were released to the sellers on April 23, 2021 as the result of the final closing statement, pursuant to the Stock Purchase Agreement.

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

Metis’ financial results have been included in our condensed consolidated financial statements commencing on November 23, 2020.

On March 30, 2021, pursuant to the purchase price adjustment provisions of the Metis Merger Agreement, $2.5 million of the purchase price that was in an escrow account was released in accordance with the directions specified by the representative of the sellers for distribution to the sellers. In addition, the Company made a payment of $0.5 million to the option holders as a result of a closing underpayment adjustment.

DZSP 21 LLC Minority Interest Acquisition

On January 31, 2021, PAE Aviation and Technical Services LLC, a Delaware limited liability company (“PAE AvTech”), an indirect wholly owned subsidiary of the Company, acquired from Parsons Government Services, Inc. its 49% minority interest in the DZSP 21 LLC joint venture for a purchase price of $15.8 million. Following the completion of this transaction, the Company owns 100% of DZSP 21 LLC and all the rights, duties and obligations under the DZSP 21 LLC operating agreement and the Guam contracts, all as set forth in the purchase agreement.
Financial and Other Highlights
From December 31, 2020 to March 28, 2021, PAE’s overall contract backlog decreased by (5.8)% from $7,915.4 million to $7,458.9 million, of which $1,284.1 million was funded as of March 28, 2021. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the condensed consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	March 28,	December 31,
	2021	2020
Global Mission Services:
Funded GMS backlog	$832,553	$946,711
Unfunded GMS backlog	4,234,540	4,445,442
Total GMS backlog	$5,067,093	$5,392,153
National Security Solutions:
Funded NSS backlog	$451,574	$476,618
Unfunded NSS backlog	1,940,234	2,046,634
Total NSS backlog	$2,391,808	$2,523,252
Total:
Funded backlog	$1,284,127	$1,423,329
Unfunded backlog	6,174,774	6,492,076
Total backlog	$7,458,901	$7,915,405

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
Current Economic Conditions
PAE believes that its industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. PAE’s contract awards typically extend to five years, including options, and it has a strong history of being awarded a majority of these contract options. Additionally, since PAE’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables. However, PAE cannot be certain that the economic environment, government debt levels, or other factors such as the U.S. Government’s recent decision to withdraw U.S. troops from Afghanistan will not adversely impact its business, financial condition or results of operations in the future. The government has taken several financial precautions and measures to combat the current financial market conditions, including in response to the COVID-19 pandemic.
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

◦Permit PAE employees to continue to work safely (including remotely); or,
◦Permit PAE to be reimbursed the costs of paid leave for employees who are unable to work (as provided by the CARES Act).

COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three months ended March 28, 2021. Although our operations have been disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through September 30, 2021. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.

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

Results of Operations
Comparison of Results for the Three Months Ended March 28, 2021 and March 29, 2020 (in thousands):

	Three Months Ended
	March 28,	March 29,	Dollar Change	Percent Change
	2021	2020

Revenues	$748,567	$617,253	$131,314	21.3%

Cost of revenues	566,666	465,208	101,458	21.8
Selling, general and administrative expenses	145,291	137,326	7,965	5.8
Amortization of intangible assets	12,215	8,047	4,168	51.8
Total operating expenses	724,172	610,581	113,591	18.6

Program profit	24,395	6,672	17,723	265.6
Other operating income, net	1,801	785	1,016	129.4

Operating income	26,196	7,457	18,739	251.3
Interest expense, net	(12,514)	(20,948)	8,434	(40.3)
Other income, net	1,200	30,112	(28,912)	(96.0)
Income (loss) before income taxes	14,882	16,621	(1,739)	(10.5)
Expense (benefit) from income taxes	2,609	(9,529)	12,138	(127.4)
Net income	12,273	26,150	(13,877)	(53.1)
Noncontrolling interest in earnings of ventures	(1,111)	166	(1,277)	(769.3)
Net income income attributed to PAE Incorporated	$13,384	$25,984	$(12,600)	(48.5)%
Revenues
Revenues for the three months ended March 28, 2021, increased by approximately $131.3 million, or 21.3%, from the comparable period in 2020. The increase was attributable to $88.8 million of revenue from recent acquisitions, and by a $42.5 million net increase from new business awards and other changes in contract volume.
Cost of revenues
Cost of revenues for the three months ended March 28, 2021, increased by approximately $101.5 million, or 21.8%, from the comparable period in 2020. The increase in cost of revenues was primarily driven by higher revenue volume.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 28, 2021, increased by approximately $8.0 million, or 5.8%, from the comparable period in 2020. The increase in selling, general and administrative expenses was primarily driven by higher revenue volume, partially offset by lower transaction related expenses.
Amortization of intangible assets
Amortization of intangible assets for the three months ended March 28, 2021, increased by approximately $4.2 million, or 51.8%, from the comparable period in 2020. The increase was driven by the acquisition of CENTRA and Metis.
Other operating income, net
Other income, net for the three months ended March 28, 2021, increased by approximately $1.0 million, or 129.4%, from the comparable period in 2020. This increase was driven by higher consolidated venture income in the current period.
Operating income
Operating income for the three months ended March 28, 2021, increased by approximately $18.7 million, or 251.3%, from the comparable period in 2020. The increase resulted from higher revenue volume and lower selling, general and administrative expenses as a percentage of revenue.
Interest expense, net
Interest expense, net for the three months ended March 28, 2021, decreased by approximately $8.4 million, or 40.3%, from the comparable period in 2020. This decrease was primarily driven by lower cost of debt from refinancing in the fourth quarter of 2020.
Other income, net
Other income, net for the three months ended March 28, 2021, decreased by approximately $28.9 million driven by changes in fair value of the warrants.
Net income (loss)
Net income attributed to PAE for the three months ended March 28, 2021 was $13.4 million compared with a net income attributed to PAE of approximately $26.0 million in the comparable period in 2020. The decrease in net income for the three months ended March 28, 2021, was primarily driven by changes in fair value of the warrants, which decrease was partially offset by the increase in operating income and the reduction in interest expense..

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended March 28, 2021, and March 29, 2020 (in thousands):

	March 28, 2021		March 29, 2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$521,561	69.7%	$457,444	74.1%
NSS	227,006	30.3	159,809	25.9
Corporate	—	—	—	—
Consolidated revenues	$748,567	100.0%	$617,253	100.0%

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$24,514	3.3%	$12,603	2.0%
NSS	11,390	1.5	4,367	0.7
Corporate	(9,708)		(9,513)
Consolidated operating income	$26,196		$7,457
Global Mission Services Segment Results
Revenues
Revenues for the three months ended March 28, 2021, increased by $64.1 million, or 14.0%, from the comparable period in 2020.The increase was attributable to new business awards including COVID-19 relief opportunities, which increase was partially offset by reductions in contract volume on certain programs.
Operating income
Operating income for the three months ended March 28, 2021 increased by $11.9 million, or 94.5%, from the comparable period in 2020. The increase was driven by higher revenue volume, lower selling, general and administrative expenses as a percentage of revenue and an increase in consolidated venture income. These increases were partially offset by higher cost of sales from an increase in non-labor revenue.
National Security Solutions Segment Results
Revenues
Revenues for the three months ended March 28, 2021 increased by $67.2 million, or 42.0%, from the comparable period in 2020. This increase was attributable to $88.8 million revenue from recent acquisitions, partially offset by a $23.0 million decrease from small business set aside re-compete losses and changes in contract volume, net of new business wins.

Operating income
Operating income for the three months ended March 28, 2021 increased by $7.0 million, or 160.8%, from the comparable period in 2020. The increase was primarily driven by higher revenue volume, improved program performance and lower selling, general and administrative expense as a percentage of revenue.
Liquidity and Capital Resources
PAE’s primary sources of liquidity are cash flow from operations and borrowings under its credit facility to provide capital necessary for financing working capital requirements, capital expenditures and making selective strategic acquisitions.

On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into the 2020 Credit Agreements. The 2020 Credit Agreements provide a $740.0 million term loan facility maturing in October 2027, a $150.0 million delayed draw term loan facility maturing in October 2027, and a $175.0 million senior secured revolving credit facility (the “2020 ABL Credit Agreement) maturing in October 2025.

As of March 28, 2021, PAE had cash and cash equivalents totaling $118.2 million and the Company had no outstanding borrowings on its 2020 ABL Credit Agreement.

PAE expects the combination of its current cash, cash flow from operations, and the available borrowing capacity under the 2020 Credit Agreements to be sufficient to continue to meet its normal working capital requirements, capital expenditures and other cash requirements. However, significant increases or decreases in revenues, accounts receivable, accounts payable, and merger and acquisition activity could affect PAE’s liquidity. PAE’s accounts receivable and accounts payable levels can be affected by changes in the level of contract work it performs, by the timing of large materials purchases, and subcontractor efforts used in its contracts. Government funding delays can cause delays in PAE’s ability to invoice for revenues earned, presenting a potential negative impact on liquidity. PAE’s ability to generate sufficient cash flows from operations necessary to fulfill its obligations under the 2020 Credit Agreements and any other commitments will depend on future financial performance, which could be affected by financial market conditions.
See Note 10 - “Debt” of the notes to the condensed consolidated financial statements for further information on the terms and availability of PAE’s credit facilities.

Cash Flows Analysis
Comparison of Results for the Three Months Ended March 28, 2021, and March 29, 2020 (in thousands):

	Three Months Ended
	March 28,	March 29,	Dollar Change
	2021	2020
Net cash provided by operating activities	$55,396	$10,913	$44,483
Net cash used in investing activities	(16,884)	(404)	(16,480)
Net cash (used in) provided by financing activities	(5,169)	21,534	(26,703)
Effect of exchange rate changes on cash and cash equivalents	(1,101)	(288)	(813)
Net increase in cash and cash equivalents	$32,242	$31,755	$487
Net cash provided by operating activities
Net cash provided by operating activities for the three months ended March 28, 2021 increased by $44.5 million from the comparable period in 2020, driven primarily by higher cash collections and increases in accounts payable and accrued expenses in the current period.
Net cash used in investing activities
Cash used in investing activities for the three months ended March 28, 2021 increased by $16.5 million from the comparable period in 2020, primarily driven by the acquisition of the DZSP 21 LLC 49% minority interest from Parsons Government Services, Inc.
Net cash (used in) provided by financing activities
Cash provided by financing activities for the three months ended March 28, 2021 decreased by $26.7 million from the comparable period in 2020. The decrease was primarily driven by the Recapitalization in the first quarter of 2020.

For a discussion of the Recapitalization, see Note 6 – “Business Combinations and Acquisitions” of the notes to the condensed consolidated financial statements.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	March 28,	December 31,
	2021	2020
First Term Loan	$890,000	$890,000
Total debt	890,000	890,000
Unamortized discount and debt issuance costs	(23,023)	(23,733)
Total debt, net of discount and debt issuance costs	866,977	866,267
Less current maturities of long-term debt	(5,920)	(5,961)
Total long-term debt, net of current	$861,057	$860,306
The following discusses the Company’s borrowing arrangements as of March 28, 2021. During the fourth quarter of 2020, the Company completed a refinancing of its existing indebtedness as further discussed below.
During the fourth quarter of 2020, the Company refinanced the 2016 Credit Agreements and entered into the 2020 Credit Agreements, which provide for borrowings up to $890.0 million. The 2020 Credit Agreements establish a $740.0 million term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, a $150.0 million delayed draw term loan facility maturing in October 2027 priced at LIBOR plus a spread of 4.5%, and a $175.0 million senior secured revolving credit facility maturing in October 2025 priced at LIBOR plus a spread of 1.8% to 2.3%.
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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of March 28, 2021. See Note 10 - “Debt” of the notes to the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
PAE has outstanding performance guarantees and cross-indemnity agreements in connection with certain aspects of its business. PAE also has letters of credit outstanding principally related to performance guarantees on contracts and surety bonds outstanding principally related to performance and subcontractor payment bonds as described in Note 10 - “Debt” of the notes to the condensed consolidated financial statements.

PAE has entered into various arrangements to provide program management, construction management and operations and maintenance services. The ownership percentage of these ventures is typically representative of the work to be performed or the amount of risk assumed by each venture partner. Some of these ventures are considered variable interest entities. PAE has consolidated all ventures over which it has control. For all others, PAE’s portion of the earnings is recorded in equity in earnings of ventures. See Note 9 - “Consolidated Variable Interest Entities” of the notes to the condensed consolidated financial statements.

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
Critical Accounting Policies
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the reported amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. These estimates may change in the future if underlying assumptions or factors change. Actual results could differ materially from our estimates under different assumptions, judgments or conditions. We consider certain policies to be critical because of their complexity and the high degree of judgment and assumptions involved. Our critical accounting policies and estimates are discussed in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 under “Critical Accounting Policies.” There have been no changes to our existing critical accounting policies from those disclosed in our most recently filed Annual report on Form 10-K/A.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have not been any material changes to the Company’s market risk since December 31, 2020. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 7, 2021.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principla Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our PEO and PFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2021. Based upon our evaluation, the PEO and PFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the existence of an unremediated material weakness in our internal control over financial reporting related to the accounting for warrants. The material weakness is described in Item 9A - “Control and Procedures” on our amended Annual Form 10-K/A for the year ended December 31, 2020.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described in Item 9A - “Controls and Procedures”, on our amended Annual Report on Form 10-K/A for the year ended December 31, 2020, a material weakness was identified in the accounting for warrants. This material weakness has not yet been remediated for the three months ended March 28, 2021. Management is continuing to take the necessary steps to address the causes of the material weakness in an effort to remediate this material weakness. The Company is performing the following remediation efforts to address the material weakness identified:

•    Additional review procedures over complex financial instruments and accounting matters
•    Additional training and enhancements to the accounting policy related to the accounting for complex financial instruments

The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively.

Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting for the three months ended March 28, 2021 and, in addition to the changes discussed above, the Company continued to make changes to certain internal controls to reflect the operations of PAE’s recent acquisitions of Metis and CENTRA. There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. There have been no material changes from the risk factors set forth in Part I, Item 1A “Risk Factors” on Form 10-K/A for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

10.1*	Amendment to Employment Agreement between PAE Incorporated and Charles D. Peiffer

10.2*	Amendment to Employment Agreement between PAE Incorporated and Paul W. Cobb, Jr.

10.3*	Amendment to Employment Agreement between PAE Incorporated and Patricia M.C. Munchel

10.4*	Amendment to Employment Agreement between PAE Incorporated and Rene Moline

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2021	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Interim President & Chief Executive Officer
Executive Vice President & Chief Financial Officer