Form 10-Q
period 2021-06-27
PAE Inc
filed 2021-08-05
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of August 3, 2021 was 93,069,815

PAE Incorporated
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Revenues	$747,198	$643,303	$1,495,765	$1,260,556

Cost of revenues	564,952	496,678	1,131,618	961,886
Selling, general and administrative expenses	142,776	105,451	288,067	242,777
Amortization of intangible assets	12,631	8,047	24,846	16,094
Total operating expenses	720,359	610,176	1,444,531	1,220,757

Program profit	26,839	33,127	51,234	39,799
Other operating income, net	3,922	1,168	5,723	1,954

Operating income	30,761	34,295	56,957	41,753
Interest expense, net	(13,160)	(13,757)	(25,674)	(34,705)
Other (loss) income, net	(66)	(19,467)	1,134	10,645
Income before income taxes	17,535	1,071	32,417	17,693
Expense (benefit) from income taxes	2,626	3,752	5,235	(5,776)
Net income (loss)	14,909	(2,681)	27,182	23,469
Noncontrolling interest in earnings of ventures	559	765	(552)	931
Net income (loss) attributed to PAE Incorporated	$14,350	$(3,446)	$27,734	$22,538

Net income (loss) per share attributed to PAE Incorporated:
Basic	$0.15	$(0.04)	$0.30	$0.30
Diluted	$0.15	$(0.04)	$0.29	$0.30

Weighted average shares outstanding:
Basic	93,097,652	92,044,098	92,860,800	75,890,028
Diluted	95,511,269	92,787,379	95,193,549	76,273,931
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

Net income (loss)	$14,909	$(2,681)	$27,182	$23,469

Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax	629	59	(365)	(917)
Other, net	—	142	(1)	424
Other comprehensive income (loss)	629	201	(366)	(493)

Comprehensive income (loss)	15,538	(2,480)	26,816	22,976
Comprehensive income (loss) attributed to noncontrolling interests	552	284	(702)	781
Comprehensive income (loss) attributed to PAE Incorporated	$14,986	$(2,764)	$27,518	$22,195
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	June 27,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$94,710	$85,908
Accounts receivable, net	605,060	585,511
Prepaid expenses and other current assets	63,367	61,607
Total current assets	763,137	733,026

Property and equipment, net	38,229	27,615
Investments	20,361	18,272
Goodwill	593,171	590,668
Intangible assets, net	233,364	258,210
Operating lease right-of-use assets, net	195,245	191,370
Other noncurrent assets	12,938	10,209
Total assets	$1,856,445	$1,829,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174,651	$152,962
Accrued expenses	118,918	114,222
Customer advances and billings in excess of costs	88,903	106,475
Salaries, benefits and payroll taxes	145,905	145,186
Accrued taxes	11,689	15,582
Current portion of long-term debt, net	6,611	5,961
Operating lease liabilities, current portion	47,257	46,756
Other current liabilities	39,615	45,037
Total current liabilities	633,549	632,181

Deferred income taxes, net	10,324	4,389
Long-term debt, net	863,893	860,306
Long-term operating lease liabilities	150,824	145,569
Warrant liability	49,333	50,467
Other long-term liabilities	31,932	30,273
Total liabilities	1,739,855	1,723,185

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 93,069,815 and 92,040,654 shares issued and outstanding as of June 27, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	170,245	188,685
Accumulated deficit	(88,887)	(116,621)
Accumulated other comprehensive income	1,510	1,876
Total PAE Incorporated stockholders' equity	82,877	73,949
Noncontrolling interests	33,713	32,236
Total liabilities and stockholders’ equity	$1,856,445	$1,829,370
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the Recapitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net income	—	—	—	25,984	—	25,984	166	26,150
Other comprehensive loss, net	—	—	—	—	(695)	(695)	—	(695)
Distributions to venture partners and other	—	—	—	—	—	—	—	—
Equity contributions from venture partners	—	—	13	—	—	13	152	165
Equity infusion from Gores	46,999,787	5	307,936	—	—	307,941	—	307,941
Private placement	23,913,044	2	212,908	—	—	212,910	—	212,910
Payment to Shay stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at March 29, 2020	92,040,654	$9	$198,357	$(119,387)	$(829)	$78,150	$32,169	$110,319
Net (loss) income	—	—	—	(3,446)	—	(3,446)	765	(2,681)
Other comprehensive income, net	—	—	—	—	201	201	—	201
Distributions to venture partners and other	—	—	—	—	—	—	(443)	(443)
Equity contributions from venture partners	—	—	—	—	—	—	1,939	1,939
Equity infusion from Gores	—	—	—	—	—	—	—	—
Private placement	—	—	—	—	—	—	—	—
Payment to Shay stockholders	—	—	(20,169)	—	—	(20,169)	—	(20,169)
Stock-based Compensation	—	—	3,700	—	—	3,700	—	3,700
Balance at June 28, 2020	92,040,654	$9	$181,888	$(122,833)	$(628)	$58,436	$34,430	$92,866

PAE Incorporated Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	92,040,654	$9	$188,685	$(116,621)	$1,876	$73,949	$32,236	$106,185
Net income (loss)	—	—	—	13,384	—	13,384	(1,111)	12,273
Other comprehensive loss, net	—	—	—	—	(995)	(995)	—	(995)
Equity contributions from venture partners	—	—	—	—	—	—	467	467
Deconsolidation of venture	—	—	—	—	—	—	188	188
Purchase of noncontrolling interest	—	—	(17,398)	—	—	(17,398)	2,224	(15,174)
Stock-based compensation tax withholding obligation	—	—	(5,659)	—	—	(5,659)		(5,659)
Stock-based compensation	—	—	2,270	—	—	2,270	—	2,270
Balance at March 28, 2021	92,040,654	$9	$167,898	$(103,237)	$881	$65,551	$34,004	$99,555
Net income	—	—	—	14,350	—	14,350	559	14,909
Other comprehensive income, net	—	—	—	—	629	629	—	629
Distributions to venture partners	—	—	—	—	—	—	(850)	(850)
Purchase of noncontrolling interest	—	—	(8)	—	—	(8)	—	(8)
Stock-based compensation	—	—	2,355	—	—	2,355	—	2,355
Balance at June 27, 2021	92,040,654	$9	$170,245	$(88,887)	$1,510	$82,877	$33,713	$116,590
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 27,	June 28,
	2021	2020
Operating activities
Net income	$27,182	$23,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,747	5,072
Amortization of intangible assets	24,846	16,094
Amortization of debt issuance cost	1,572	7,821
Stock-based compensation	4,625	3,700
Net undistributed income from unconsolidated ventures	(6,568)	(1,739)
Deferred income taxes, net	6,557	(14,110)
Change in fair value of warrant liability	(1,133)	(14,132)
Other non-cash activities, net	(810)	404
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,000)	9,607
Accounts payable	21,838	(17,547)
Accrued expenses	5,002	9,845
Customer advances and billings in excess of costs	(17,571)	19,282
Salaries, benefits and payroll taxes	1,000	4,310
Prepaid expenses and other current assets	(2,910)	(841)
Other current and noncurrent liabilities	528	(5,101)
Investments	4,758	1,701
Other noncurrent assets	(6,237)	11,600
Accrued taxes	(3,889)	(3,847)
Net cash provided by operating activities	43,537	55,588
Investing activities
Expenditures for property and equipment	(14,400)	(1,597)
Proceeds from sales of property	231	—
Acquisition of CENTRA Technology, Inc., net of acquired cash	(1,441)	—
Acquisition of Metis Solutions Corporation, net of acquired cash	(521)	—
Acquisition of noncontrolling interest	(14,308)	—
Other investing activities, net	(373)	37
Net cash used in investing activities	(30,812)	(1,560)
Financing activities
Net contributions from noncontrolling interests	490	1,950
Borrowings on long-term debt	125,383	60,468
Repayments on long-term debt	(122,584)	(204,464)
Payment of debt issuance costs	—	(964)
Recapitalization from merger with Gores Holdings III, Inc.	—	605,713
Payment of underwriting and transaction costs	—	(27,267)
Distribution to selling stockholders	—	(419,548)
Stock-based compensation tax withholding obligation	(5,659)	—
Other financing activities, net	(825)	(292)
Net cash (used in) provided by financing activities	(3,195)	15,596
Effect of exchange rate changes on cash and cash equivalents	(728)	810
Net increase in cash and cash equivalents	8,802	70,434
Cash and cash equivalents at beginning of period	85,908	68,035
Cash and cash equivalents at end of period	$94,710	$138,469

Supplemental cash flow information
Cash paid for interest	$27,846	$23,278
Cash paid for taxes	$7,273	$2,796
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

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business process, which were on June 27, 2021 and June 28, 2020, respectively. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

The condensed consolidated financial statements include the accounts of PAE Incorporated and subsidiaries and ventures in which the Company owns more than 50% or otherwise controls. All intercompany amounts have been eliminated in consolidation.

Use of Estimates

These condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates and assumptions, including assumptions to determine the fair value of acquired assets and liabilities, recoverability of long-lived assets, goodwill, valuation allowances on deferred taxes, inputs used in stock based compensation, inputs in the valuation of the warrants liability and anticipated contract costs and revenues utilized in the earnings recognition process, which affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Due to the size and nature of many of the Company’s programs, the estimation of total revenues and cost at completion is subject to a wide range of variables, including assumptions for timing and risks. Actual results may differ from management’s estimates and changes in these estimates are recorded when known.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies described in the Company’s Form 10-K/A filed with the SEC on May 7, 2021.

3. Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective in 2021 and interim periods within that year and permits for an early adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of the guidance did not have a material impact on its financial statements and related disclosures.
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
4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended June 27, 2021
	GMS	NSS	Total
DoD	$194,598	$81,621	$276,219
Other U.S. government agencies	267,592	131,848	399,440
Commercial and non-U.S. customers	49,153	22,386	71,539
Total	$511,343	$235,855	$747,198

	Six Months Ended June 27, 2021
	GMS	NSS	Total
DoD	$357,031	$163,821	$520,852
Other U.S. government agencies	536,377	251,943	788,320
Commercial and non-U.S. customers	139,496	47,097	186,593
Total	$1,032,904	$462,861	$1,495,765

	Three Months Ended June 28, 2020
	GMS	NSS	Total
DoD	$204,634	$62,096	$266,730
Other U.S. government agencies	260,714	49,434	310,148
Commercial and non-U.S. customers	42,506	23,919	66,425
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
DoD	$392,240	$129,275	$521,515
Other U.S. government agencies	510,660	120,156	630,816
Commercial and non-U.S. customers	62,398	45,827	108,225
Total	$965,298	$295,258	$1,260,556

Revenues by contract type were as follows (in thousands):

	Three Months Ended June 27, 2021
	GMS	NSS	Total
Cost-reimbursable	$285,552	$93,653	$379,205
Fixed-price	159,955	79,036	238,991
Time and materials	65,836	63,166	129,002
Total	$511,343	$235,855	$747,198

	Six Months Ended June 27, 2021
	GMS	NSS	Total
Cost-reimbursable	$546,472	$183,747	$730,219
Fixed-price	341,259	161,553	502,812
Time and materials	145,173	117,561	262,734
Total	$1,032,904	$462,861	$1,495,765

	Three Months Ended June 28, 2020
	GMS	NSS	Total
Cost-reimbursable	$299,906	$34,288	$334,194
Fixed-price	158,247	53,693	211,940
Time and materials	49,701	47,468	97,169
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
Cost-reimbursable	$565,986	$71,192	$637,178
Fixed-price	320,285	122,650	442,935
Time and materials	79,027	101,416	180,443
Total	$965,298	$295,258	$1,260,556
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended June 27, 2021
	GMS	NSS	Total
United States	$266,268	$234,706	$500,974
International	245,075	1,149	246,224
Total	$511,343	$235,855	$747,198

	Six Months Ended June 27, 2021
	GMS	NSS	Total
United States	$555,040	$460,576	$1,015,616
International	477,864	2,285	480,149
Total	$1,032,904	$462,861	$1,495,765

	Three Months Ended June 28, 2020
	GMS	NSS	Total
United States	$277,536	$133,875	$411,411
International	230,318	1,574	231,892
Total	$507,854	$135,449	$643,303

	Six Months Ended June 28, 2020
	GMS	NSS	Total
United States	$526,446	$292,014	$818,460
International	438,852	3,244	442,096
Total	$965,298	$295,258	$1,260,556
Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of June 27, 2021 and December 31, 2020 was $1,497.4 million and $1,722.0 million, respectively.

As of June 27, 2021, the Company expects to recognize approximately 89.2% and 10.8% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.
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
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	June 27,	December 31,
	2021	2020
Contract assets	$376,154	$360,552
Contract liabilities	$88,903	$106,475
The increase in contract assets of $15.6 million during the six months ended June 27, 2021 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.
The decrease in contract liabilities of $17.6 million during the six months ended June 27, 2021 was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
The Company recognized $87.9 million and $33.4 million during the six months ended June 27, 2021 and June 28, 2020, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods. The Company recognized $3.4 million and $1.1 million during the three months ended June 27, 2021 and June 28, 2020, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods.
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

CENTRA Technology, Inc.

On November 20, 2020, the Company acquired 100% of the capital stock of CENTRA Technology, Inc. (“CENTRA”) for a consideration paid of $225.3 million, net. The results of CENTRA’s operations have been included in the Company’s condensed consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, communication systems integration and research and development services for intelligence and defense customers.

During the second quarter of 2021, the Company made a payment of $1.4 million related to the working capital adjustment, pursuant to the Stock Purchase Agreement (as defined below).

The Company has completed the purchase accounting valuation for this acquisition and recorded final purchase accounting adjustments. As a result, the Company recognized fair values of assets acquired of $177.4 million and assumed liabilities of $77.2 million allocating $126.4 million to goodwill and $74.1 million to intangible assets. The goodwill of $126.4 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes.

Metis Solutions Corporation

On November 23, 2020, the Company completed the acquisition of 100% of the capital stock of Metis Solutions Corporation (“Metis”) for a consideration paid of $95.7 million in cash. The results of Metis’s operations have been included in the condensed consolidated financial statements since that date. This business combination expands and differentiates PAE's capabilities in intelligence analysis, training and program support for intelligence and defense customers.

During the second quarter of 2021, pursuant to the purchase price adjustment provisions of the Metis Merger Agreement (as defined below), the Company made a payment of $0.5 million to the option holders as a result of a closing adjustment.

The Company has completed the purchase accounting valuation for this acquisition and recorded final purchase accounting adjustments. As a result, the Company recognized fair values of assets acquired of $60.4 million and assumed liabilities of $20.7 million allocating $56.5 million to goodwill and $37.8 million to intangible assets. The goodwill of $56.5 million arising from the acquisition relates primarily to revenue and cost synergies. This goodwill is not deductible for tax purposes.

7. Accounts Receivable, net
The components of accounts receivable, net consisted of the following as of the dates presented (in thousands):

	June 27,	December 31,
	2021	2020
Billed receivables	$234,660	$227,787
Unbilled receivables	374,209	360,552
Less allowance for credit losses	(3,809)	(2,828)
Total accounts receivables, net	$605,060	$585,511
As of June 27, 2021 approximately 93.6% of the Company’s accounts receivable are with the U.S. government.
8. Goodwill and Intangible Assets, net
Goodwill
There was no impairment for the three month and six month periods ended June 27, 2021 and June 28, 2020, respectively.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	June 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(172,534)	$218,366
Technology	1,700	(1,700)	—
Trade name	24,800	(9,802)	14,998
Total	$417,400	$(184,036)	$233,364

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(149,163)	$241,737
Technology	1,700	(1,700)	—
Trade name	24,800	(8,327)	16,473
Total	$417,400	$(159,190)	$258,210
As of the six months period ended June 27, 2021, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.8 years and 5.5 years, respectively.
For the six months ended June 27, 2021 and June 28, 2020, amortization expense was approximately $24.8 million and $16.1 million, respectively. For the three months ended June 27, 2021 and June 28, 2020, amortization expense was approximately $12.6 million and $8.0 million, respectively.
Estimated amortization expense in future years is expected to be:

As of
June 27, 2021
Remainder of 2021	$25,261
2022	50,089
2023	40,666
2024	33,782
2025	28,015
Thereafter	55,551
Total	$233,364

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
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	June 27,	December 31,
	2021	2020
Assets
Total assets	$148,480	$145,664

Liabilities and equity
Total liabilities	$100,732	$96,318
Total equity	47,748	49,346
Total liabilities and equity	$148,480	$145,664
The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Income statements
Revenues	$111,486	$94,454	$203,013	$181,644
Cost of revenues	90,989	76,634	166,100	145,159
Selling, general and administrative expenses	18,793	15,864	36,291	33,881
Total operating expenses	109,783	92,498	202,391	179,040
Program (loss) income	1,703	1,956	622	2,604
Other (loss) income, net	(395)	840	(619)	(209)
Net income	$1,308	$2,796	$3	$2,395
DZSP 21 LLC

On January 31, 2021, the Company, acquired the 49.0% minority interest in the DZSP 21 LLC (“DZSP”) joint venture from Parsons Government Services, Inc. for total consideration of $15.8 million. Following the completion of this transaction, the Company owns 100% of DZSP.

10. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	June 27,	December 31,
	2021	2020
First Term Loan	$887,775	$890,000
Other debt	$5,024	$—
Total debt	892,799	890,000
Unamortized discount and debt issuance costs	(22,295)	(23,733)
Total debt, net of discount and debt issuance costs	870,504	866,267
Less current maturities of long-term debt	(6,611)	(5,961)
Total long-term debt, net of current	$863,893	$860,306
Credit Agreements

Term Loan
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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of June 27, 2021 and December 31, 2020, respectively.
Equipment Note
The Company, through DZSP, entered into a line of credit with Bank of America for the financing of program specific equipment through the issuance of secured loan notes. Each note represents a separate and independent financing of equipment. As of June 27, 2021, PAE has one outstanding equipment loan note (the “Equipment Note”) totaling to $5.0 million with a maturity date of March 2028.
The interest rate per annum applicable to the Equipment Note is equal to a fixed rate of 2.8%.

Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
June 27, 2021
Remainder of 2021	$7,067
2022	9,587
2023	9,607
2024	9,627
2025	9,648
Thereafter	847,263
Total	$892,799
As of June 27, 2021 and December 31, 2020, the available borrowing capacity under the 2020 ABL Credit Agreement was approximately $151.6 million and $132.8 million, respectively.
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
As of June 27, 2021 and December 31, 2020, the applicable interest rate on the amounts borrowed under the First Term Loan was 5.3% for each period, respectively.
The interest rate per annum applicable to the 2020 Credit Agreements is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of June 27, 2021 and December 31, 2020, the applicable interest rate on amounts borrowed under the 2020 Revolving Credit Facility was 4.0% for each period, respectively.

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
Letters of Credit
The Company had ten outstanding letters of credit for program and insurance requirements totaling approximately $23.4 million as of June 27, 2021 and 13 outstanding letters of credit for program and insurance requirements totaling approximately $23.9 million as of December 31, 2020.

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
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the three month and six month periods ended June 27, 2021.

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
The following table sets forth the computation of basic and diluted income (loss) per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020

Numerator:
Net income (loss) attributed to PAE Incorporated	$14,350	$(3,446)	$27,734	$22,538

Denominator:
Basic weighted average shares	93,097,652	92,044,098	92,860,800	75,890,028
Diluted weighted average shares	95,511,269	92,787,379	95,193,549	76,273,931

Basic income (loss) per share	$0.15	$(0.04)	$0.30	$0.30
Diluted income (loss) per share	$0.15	$(0.04)	$0.29	$0.30
The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of warrants in the calculation of diluted net income (loss) per share for the three months and six months ended June 27, 2021. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net income (loss) per share for the three months and six months ended June 27, 2021. The condition for the issuance of these shares is based on the weighted average closing sale price of the Company’s Class A Common Stock and such condition has not been met as of June 27, 2021.
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

13. Leases
As of June 27, 2021, the Company had right-of-use (“ROU”) assets, net of $195.2 million and lease liabilities of $198.1 million recorded on the condensed consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the three month and six month periods ended June 27, 2021, the Company recognized operating lease costs of approximately $15.2 million and $30.8 million, respectively.
The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

June 27, 2021
Remainder of 2021	$24,623
2022	47,194
2023	42,678
2024	34,600
2025	28,185
Thereafter	61,793
Total future minimum lease payments	239,073
Less imputed interest	40,992
Present value of minimum lease payments	198,081
Less current maturities of lease liabilities	47,257
Long-term lease liabilities	$150,824
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 6.5 years and 6.1%, respectively, at June 27, 2021.
The Company made cash payments of approximately $12.2 million and $24.2 million for operating leases for the three month and six month periods ended June 27, 2021, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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
•Level 3 – Significant inputs to the valuation model are unobservable and reflect the Company’s own estimates and assumptions.

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

Valuation Inputs	June 27, 2021	December 31, 2020

Asset price	$9.1	$9.2
Exercise price	$11.5	$11.5
Contractual term	3.6	4.1
Volatility	50.0%	50.0%
Risk-free rate of return	0.6%	0.3%
Dividend yield	—%	—%

Details of the changes in fair value for the public warrants and private placement warrants are as follows:

Public warrant liability	June 27, 2021

Public warrant liability as of December 31	$30,667
Changes in fair value	399
Ending public warrant liability	$31,066

Private warrant liability	June 27, 2021

Private warrant liability as of December 31	$19,800
Changes in fair value	(1,533)
Ending private warrant liability	$18,267

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

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2021	2020	2021	2020
Revenues
GMS	$511,343	$507,854	$1,032,904	$965,298
NSS	235,855	135,449	462,861	295,258
Corporate	—	—	—	—
Total revenues	$747,198	$643,303	$1,495,765	$1,260,556

Operating income (loss)
GMS	$28,700	$31,537	$53,214	$44,140
NSS	9,248	7,725	20,638	12,092
Corporate	(7,187)	(4,967)	(16,895)	(14,479)
Total operating income	$30,761	$34,295	$56,957	$41,753

Amortization of intangible assets
GMS	$4,161	$4,115	$8,322	$8,231
NSS	8,470	3,932	16,524	7,863
Corporate	—	—	—	—
Total amortization of intangible assets	$12,631	$8,047	$24,846	$16,094

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

17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing

Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheet as of June 27, 2021.

Advisory Services

During the six months ended June 27, 2021, there were no management fees, transaction and advisory fee recognized related to any of the Company’s affiliates. During the six months ended June 28, 2020, the Company recognized management fees, transaction and advisory fees, and related expenses of approximately $15.8 million. These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC. As a result of the Business Combination, $15.0 million was included with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses.

18. Income Taxes
The Company’s provision for income tax expense (benefits) was approximately $2.6 million and $5.2 million and its effective income tax rates were 15.0% and 16.1% for the three months and six months period ended June 27, 2021. The Company’s provision for income tax expense (benefits) were approximately $3.8 million, and $(5.8) million and its effective income tax rates were 350.3% and (32.6)% for the three months and six months periods ended June 28, 2020, respectively.

The provision for income taxes for the period ended June 27, 2021 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII”), nontaxable income including the fair value adjustment for warrants, offset by the effect of foreign operations. The provision for income taxes for the period ended June 28, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of FDII, increased prior year interest deduction under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) adjustments, nontaxable income including the fair value adjustment for warrants, and settlement of foreign taxes, offset by disallowed compensation deduction under Internal Revenue Code Section 162(m) and disallowed transaction costs.

On March 27, 2020, the CARES Act was signed into law. Under the CARES Act, the Company deferred $37.0 million of employer share of Social Security tax that will be paid equally by December 31, 2021 and 2022.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2021 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Unless otherwise noted, the MD&A compares the three month and six month periods ended June 27, 2021 to the three month and six month periods ended June 28, 2020.
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
•risks related to mergers and acquisitions, including our ability to realize the benefits of any such transactions in a manner consistent with our expectations and integration risks;
•risks from operating internationally;

•the effects of COVID-19 and other pandemics or health epidemics, including disruptions to our workforce and the impact on government spending;
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
This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-Q can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the three month and six month periods ended June 28, 2020, are those of Shay and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated and its subsidiaries for the period subsequent to the Closing, and the financial information and data for the three month and six month periods ended June 27, 2021 includes the financial information and data of PAE Incorporated and its subsidiaries. See Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” for additional information.
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

In addition to the foregoing consideration paid on the Closing Date, Shay Stockholders are entitled to receive additional Earn-Out Shares (as both terms are defined in Note 11 - “Stockholders’ Equity - Earn Out Agreement” of the notes to the condensed consolidated financial statements) of up to an aggregate of four million shares of Class A Common Stock, if the price of Class A Common Stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the completion of the Business Combination or if there is an Acceleration Event, as defined in Note 11 - “Stockholders’ Equity - Earn-Out Agreement” of the notes to the condensed consolidated financial statements.
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

On April 16, 2021, PAE, LLC made a payment of $1.4 million related to the working capital adjustment, pursuant to the Stock Purchase Agreement.

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

On March 30, 2021, pursuant to the purchase price adjustment provisions of the Metis Merger Agreement, $2.5 million of the purchase price that was in an escrow account was released in accordance with the directions specified by the representative of the sellers for distribution to the sellers. In addition, the Company made a payment of $0.5 million to the option holders as a result of a closing adjustment.

DZSP 21 LLC Minority Interest Acquisition

On January 31, 2021, PAE Aviation and Technical Services LLC, a Delaware limited liability company (“PAE AvTech”), an indirect wholly owned subsidiary of the Company, acquired from Parsons Government Services, Inc. its 49% minority interest in the DZSP 21 LLC (“DZSP”) joint venture for a purchase price of $15.8 million. Following the completion of this transaction, the Company owns 100% of DZSP and all the rights, duties and obligations under the DZSP operating agreement and the Guam contracts, all as set forth in the purchase agreement.
Financial and Other Highlights
From December 31, 2020 to June 27, 2021, PAE’s overall contract backlog decreased by 6.0% from $7,915.4 million to $7,443.0 million, of which $1,176.9 million was funded as of June 27, 2021. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the condensed consolidated financial statements for more information.

The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	June 27,	December 31,
	2021	2020
Global Mission Services:
Funded GMS backlog	$498,080	$946,711
Unfunded GMS backlog	4,215,995	4,445,442
Total GMS backlog	$4,714,075	$5,392,153
National Security Solutions:
Funded NSS backlog	$678,799	$476,618
Unfunded NSS backlog	2,050,131	2,046,634
Total NSS backlog	$2,728,930	$2,523,252
Total:
Funded backlog	$1,176,879	$1,423,329
Unfunded backlog	6,266,126	6,492,076
Total backlog	$7,443,005	$7,915,405

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
Although the size of future U.S. Government department and agency budgets remains subject to change, current indications are that overall U.S. Government spending will remain largely consistent with current spending levels. PAE believes the following industry trends will result in continued strong demand in the target markets for the types of services it provides:

•new U.S. Government policies and programs, both within the United States and overseas, to provide services to address health and other social issues;
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
Current Economic Conditions
PAE believes that its industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. PAE’s contract awards typically extend to five years, including options, and it has a strong history of being awarded a majority of these contract options. Additionally, since PAE’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables. However, the economic environment, government debt levels, public policy decisions or other factors could adversely impact PAE’s business, financial condition or results of operations in the future. A recent example of this was the U.S. Government’s April 2021 decision to withdraw U.S. troops and contractor personnel from Afghanistan. This decision impacted the Company’s work in Afghanistan, including the National Maintenance Strategy program, which is one of PAE’s larger contracts and is expected to conclude in the third quarter of 2021. Although PAE is working with its customers to assess and mitigate any impacts from the withdrawal, PAE cannot be certain whether other work in Afghanistan will not be adversely impacted in the future.
Impact of COVID-19
As the COVID-19 pandemic has evolved, we have worked with our stakeholders (including customers, employees, suppliers and local communities) to address the issues it has raised. Due to the widespread availability of vaccines and based on the guidance from local jurisdictions, many of our operating locations have now re-opened fully or partially.

Due to the gradual and varied nature of re-opening in different jurisdictions, COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three month and six month periods ended June 27, 2021. Although our operations have been disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers have taken steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact may be further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through September 30, 2021. However, some U.S. Government customers have suspended or reduced work under certain of our contracts.

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

Our liquidity position has not been materially impacted by COVID-19, and we continue to believe that we have adequate liquidity to fund our operations and meet our debt service obligations for the foreseeable future. However, we cannot predict the future course of COVID-19 or whether jurisdictions may impose additional or new restrictions on business operations that could have an adverse impact on our financial condition, results of operations, and/or cash flows.
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

Results of Operations
Comparison of Results for the Three Months Ended June 27, 2021 (unaudited) and June 28, 2020 (unaudited) (in thousands):

	Three Months Ended			Percent Change %
	June 27,	June 28,	Dollar Change
	2021	2020

Revenues	$747,198	$643,303	$103,895	16.2

Cost of revenues	564,952	496,678	68,274	13.7
Selling, general and administrative expenses	142,776	105,451	37,325	35.4
Amortization of intangible assets	12,631	8,047	4,584	57.0
Total operating expenses	720,359	610,176	110,183	18.1

Program profit (loss)	26,839	33,127	(6,288)	(19.0)
Other operating income, net	3,922	1,168	2,754	235.8

Operating income	30,761	34,295	(3,534)	31.1
Interest expense, net	(13,160)	(13,757)	597	(4.3)
Other income, net	(66)	(19,467)	19,401	(99.7)
Income (loss) before income taxes	17,535	1,071	16,464	1537.3
Expense from income taxes	2,626	3,752	(1,126)	(30.0)
Net income (loss)	14,909	(2,681)	17,590	(656.1)
Noncontrolling interest in earnings of ventures	559	765	(206)	(26.9)
Net income (loss) attributed to PAE Incorporated	$14,350	$(3,446)	$17,796	(516.4)
Revenues
Revenues for the three months ended June 27, 2021, increased by approximately $103.9 million, or 16.2%, from the comparable period in 2020. The increase was attributable to $93.1 million of revenue from recent acquisitions, and by a $10.8 million net increase from new business awards and other changes in contract volume.
Cost of revenues
Cost of revenues for the three months ended June 27, 2021, increased by approximately $68.3 million, or 13.7%, from the comparable period in 2020. The increase in cost of revenues was primarily driven by contract volume partially offset by higher participation of non-labor revenue.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended June 27, 2021, increased by approximately $37.3 million, or 35.4%, from the comparable period in 2020. The increase in selling, general and administrative expenses was primarily driven by the acceleration of bid and proposal costs during the second quarter.
Amortization of intangible assets
Amortization of intangible assets for the three months ended June 27, 2021, increased by approximately $4.6 million, or 57.0%, from the comparable period in 2020. The increase was associated with the acquisitions of CENTRA and Metis.
Other operating income, net
Other operating income, net for the three months ended June 27, 2021, increased by approximately $2.8 million, from the comparable period in 2020. The increase was driven by higher equity investments income.
Operating income
Operating income for the three months ended June 27, 2021, decreased by approximately $3.5 million, from the comparable period in 2020. The decrease resulted from higher selling, general and administrative expenses and increased amortization of intangible assets, partially offset by higher revenue volume.
Interest expense, net
Interest expense, net for the three months ended June 27, 2021, decreased by approximately $0.6 million, or 4.3%, from the comparable period in 2020. The decrease was primarily driven by lower cost of debt from refinancing in the fourth quarter of 2020, partially offset by higher borrowings.
Other income, net
Other income, net for the three months ended June 27, 2021, decreased by approximately $19.4 million driven by the changes in fair value related to the accounting for our public warrants and private placement warrants.
Net income
Net income attributed to PAE for the three months ended June 27, 2021 was $14.4 million compared with a net loss attributed to PAE of approximately $(3.4) million in the comparable period in 2020. The increase in net income for the three-month period ended June 27, 2021, was primarily driven by higher revenue volume partially offset by the factors impacting operating income.

Results of Operations
Comparison of Results for the Six Months Ended June 27, 2021 and June 28, 2020 (in thousands):

	Six Months Ended
	June 27,	June 28,	Dollar Change	Percent Change
	2021	2020

Revenues	$1,495,765	$1,260,556	$235,209	18.7%

Cost of revenues	1,131,618	961,886	169,732	17.6
Selling, general and administrative expenses	288,067	242,777	45,290	18.7
Amortization of intangible assets	24,846	16,094	8,752	54.4
Total operating expenses	1,444,531	1,220,757	223,774	18.3

Program profit	51,234	39,799	11,435	28.7
Other operating income, net	5,723	1,954	3,769	192.9

Operating income	56,957	41,753	15,204	36.4
Interest expense, net	(25,674)	(34,705)	9,031	(26.0)
Other income, net	1,134	10,645	(9,511)	(89.3)
Income before income taxes	32,417	17,693	14,724	83.2
Expense (benefit) from income taxes	5,235	(5,776)	11,011	(190.6)
Net income	27,182	23,469	3,713	15.8
Noncontrolling interest in earnings of ventures	(552)	931	(1,483)	(159.3)
Net income attributed to PAE Incorporated	$27,734	$22,538	$5,196	23.1%
Revenues
Revenues for the six months ended June 27, 2021, increased by approximately $235.2 million, or 18.7%, from the comparable period in 2020. The increase was attributable to $181.9 million of revenue from recent acquisitions, and by a $53.3 million net increase from new business awards and other changes in contract volume.
Cost of revenues
Cost of revenues for the six months ended June 27, 2021, increased by approximately $169.7 million, or 17.6%, from the comparable period in 2020. The increase in cost of revenues was primarily driven by lower non-labor revenue volume.

Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 27, 2021, increased by approximately $45.3 million, or 18.7%, from the comparable period in 2020. The increase in selling, general and administrative expenses was primarily driven by higher revenue volume.
Amortization of intangible assets
Amortization of intangible assets for the six months ended June 27, 2021, increased by approximately $8.8 million, or 54.4%, from the comparable period in 2020. The increase was associated with amortizing certain customer relationships, development technologies, and trade names.
Other operating income, net
Other operating income, net for the six months ended June 27, 2021, increased by approximately $3.8 million, or 192.9%, from the comparable period in 2020. This increase was primarily driven by increased equity investments income.
Operating income
Operating income for the six months ended June 27, 2021, increased by approximately $15.2 million, or 36.4%, from the comparable period in 2020. The increase resulted from higher non labor revenue volume and increased equity investments income, partially offset by higher amortization of intangible assets.
Interest expense, net
Interest expense, net for the six months ended June 27, 2021, decreased by approximately $9.0 million, or 26.0%, from the comparable period in 2020. This decrease was primarily driven by lower cost of debt from refinancing in the fourth quarter of 2020, partially offset by higher borrowings.
Other income, net
Other income, net for the six months ended June 27, 2021, decreased by approximately $9.5 million driven by the changes in fair value related to the accounting for our public warrants and private placement warrants.
Net income (loss)
Net income attributed to PAE for the six months ended June 27, 2021 was $27.7 million compared with a net income attributed to PAE of approximately $22.5 million in the comparable period in 2020. The increase in net income for the six months ended June 27, 2021, was primarily driven by higher revenue volume partially offset by higher selling, general and administrative expenses.

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended June 27, 2021, and June 28, 2020 (Unaudited) (in thousands):

	June 27, 2021		June 28, 2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$511,343	68.4	$507,854	78.9
NSS	235,855	31.6	135,449	21.1
Corporate	—	—	—	—
Consolidated revenues	$747,198	100.0	$643,303	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$28,700	3.8	$31,537	4.9
NSS	9,248	1.2	7,725	1.2
Corporate	(7,187)		(4,967)
Consolidated operating income	$30,761		$34,295
Global Mission Services Segment Results
Revenues
Revenues for the three months ended June 27, 2021, increased by $3.5 million, or 0.7%, from the comparable period in 2020. The increase was attributable to new business awards which increase was partially offset by reductions in contract volume on certain programs.
Operating income
Operating income for the three months ended June 27, 2021 decreased by $2.8 million from the comparable period in 2020. This decrease was primarily driven by higher selling, general and administrative expenses, partially offset by higher revenue volume.
National Security Solutions Segment Results
Revenues
Revenues for the three months ended June 27, 2021 increased by $100.4 million, or 74.1%, from the comparable period in 2020. The increase was attributable to $93.1 million of revenue from recent acquisitions and by a $7.4 million net increase from contract volume.

Operating income
Operating income for the three months ended June 27, 2021 increased by $1.5 million from the comparable period in 2020. The increase was primarily due to increased revenue volume and improved program performance, partially offset by higher selling, general and administrative expenses and amortization of intangible assets.
PAE’s Segments
Comparison of Results by Segments for the Six Months Ended June 27, 2021, and June 28, 2020 (Unaudited) (in thousands):

	June 27, 2021		June 28, 2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$1,032,904	69.1%	$965,298	76.6%
NSS	462,861	30.9	295,258	23.4
Corporate	—	—	—	—
Consolidated revenues	$1,495,765	100.0%	$1,260,556	100.0%

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$53,214	3.6%	$44,140	3.5%
NSS	20,638	1.4	12,092	1.0
Corporate	(16,895)		(14,479)
Consolidated operating income	$56,957		$41,753
Global Mission Services Segment Results
Revenues
Revenues for the six months period ended June 27, 2021, increased by $67.6 million, or 7.0%, from the comparable period in 2020. This increase was attributable to new business awards, partially offset by a change in contract volume on certain programs.
Operating income
Operating income for the six months period ended June 27, 2021 increased by $9.1 million, or 20.6%, from the comparable period in 2020. The increase was driven by revenue volume and an increase in equity investments income.

National Security Solutions Segment Results
Revenues
Revenues for the six months period ended June 27, 2021 increased by $167.6 million, or 56.8%, from the comparable period in 2020. This increase was attributable to $181.9 million revenue from recent acquisitions partially offset by $14.3 million decrease from small business recompete losses and change in contract volume, net of new business wins.
Operating income
Operating income for the six months period ended June 27, 2021 increased by $8.5 million, or 70.7%, from the comparable period in 2020. The increase was primarily driven by higher revenue volume and improved program performance, partially offset by higher amortization of intangible assets.
Liquidity and Capital Resources
PAE’s primary sources of liquidity are cash flow from operations and borrowings under its credit facility to provide capital necessary for financing working capital requirements, capital expenditures and making selective strategic acquisitions.

On October 19, 2020 the Company refinanced the 2016 Credit Agreements and entered into the 2020 Credit Agreements. The 2020 Credit Agreements provide a $740.0 million term loan facility maturing in October 2027, a $150.0 million delayed draw term loan facility maturing in October 2027, and a $175.0 million senior secured revolving credit facility (the “2020 ABL Credit Agreement”) maturing in October 2025.

In addition, The Company, through its DZSP subsidiary, entered into a line of credit with Bank of America for the financing of program specific equipment. As of June 27, 2021, PAE has one outstanding equipment loan note (“Equipment Note”) totaling $5.0 million with a maturity date of March 2028.

As of June 27, 2021, PAE had cash and cash equivalents totaling $94.7 million and the Company had no outstanding borrowings on its 2020 ABL Credit Agreement.

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

Cash Flows Analysis
Comparison of Results for the Three Months Ended June 27, 2021 (Unaudited), and June 28, 2020 (Unaudited) (in thousands):

	Three Months Ended
	June 27,	June 28,	Dollar Change
	2021	2020
Net cash (used in) provided by operating activities	(11,859)	44,675	$(56,534)
Net cash used in investing activities	(13,928)	(1,156)	(12,772)
Net cash used in financing activities	1,974	(5,938)	7,912
Effect of exchange rate changes on cash and cash equivalents	373	1,098	(725)
Net (decrease) increase in cash and cash equivalents	$(23,440)	$38,679	$(62,119)

Net cash (used in) provided by operating activities
Net cash used in operating activities for the quarter of $(11.9) million, decreased by $56.5 million over the prior year period, primarily as a result of lower comparable cash collections, partially offset by customer advances and billings in excess of costs and net income growth.
Net cash used in investing activities
Cash used in investing activities for the three months ended June 27, 2021 increased from the comparable period in 2020, primarily driven by higher expenditures in property and equipment.
Net cash used in financing activities
Cash used in financing activities for the three months ended June 27, 2021 was $2.0 million, an improvement of $7.9 million from the comparable period in 2020. The improvement was primarily driven by lower net borrowings and repayment of long-term debt.

Cash Flows Analysis
Comparison of Results for the Six Months Ended June 27, 2021 (Unaudited), and June 28, 2020 (Unaudited) (in thousands):

	Six Months Ended
	June 27,	June 28,	Dollar Change
	2021	2020
Net cash provided by operating activities	$43,537	$55,588	$(12,051)
Net cash used in investing activities	(30,812)	(1,560)	(29,252)
Net cash (used in) provided by financing activities	(3,195)	15,596	(18,791)
Effect of exchange rate changes on cash and cash equivalents	(728)	810	(1,538)
Net increase in cash and cash equivalents	$8,802	$70,434	$(61,632)
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 27, 2021 decreased by $12.1 million from the comparable period in 2020, driven primarily by lower cash collections, which decrease was partially offset by increases in accounts payable and accrued expenses in the current period.
Net cash used in investing activities
Cash used in investing activities for the six months ended June 27, 2021 increased by $29.3 million from the comparable period in 2020, primarily driven by the acquisition of the DZSP 49% minority interest from Parsons Government Services, Inc., closing purchase price adjustments related to the CENTRA and Metis acquisitions and higher expenditures in property, plant and equipment.
Net cash (used in) provided by financing activities
Cash provided by financing activities for the six months ended June 27, 2021 decreased by $18.8 million from the comparable period in 2020. The decrease was primarily driven by the Recapitalization.

For a discussion of the Recapitalization, see Note 6 – “Business Combinations and Acquisitions” of the notes to the condensed consolidated financial statements.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	June 27,	December 31,
	2021	2020
First Term Loan	$887,775	$890,000
Other debt	$5,024	$—
Total debt	892,799	890,000
Unamortized discount and debt issuance costs	(22,295)	(23,733)
Total debt, net of discount and debt issuance costs	870,504	866,267
Less current maturities of long-term debt	(6,611)	(5,961)
Total long-term debt, net of current	$863,893	$860,306

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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of June 27, 2021. See Note 10 - “Debt” of the notes to the condensed consolidated financial statements.
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

PAE has entered into various arrangements to provide program management, construction management and operations and maintenance services. The ownership percentage of these ventures is typically representative of the work to be performed or the amount of risk assumed by each venture partner. Some of these ventures are considered variable interest entities. PAE has consolidated all ventures over which it has control. For all others, PAE’s portion of the earnings is recorded in equity in earnings of ventures. See Note 9 - “Consolidated Ventures” of the notes to the condensed consolidated financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have not been any material changes to the Company’s market risk from those disclosed in our most recently filed Annual Report on Form 10-K/A. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 7, 2021.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our PEO and PFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2021. Based upon our evaluation, the PEO and PFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective in our internal control over financial reporting related to the accounting for warrants. The material weakness is described in Item 9A - “Control and Procedures” on our amended Annual Form 10-K/A for the year ended December 31, 2020.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described in Item 9A - “Controls and Procedures”, on our amended Annual Report on Form 10-K/A for the year ended December 31, 2020, a material weakness was identified in the accounting for warrants. This material weakness has not yet been remediated for the six months ended June 27, 2021. Management is continuing to take the necessary steps to address the causes of the material weakness in an effort to remediate this material weakness. The Company is performing the following remediation efforts to address the material weakness identified:

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

Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting for the six months ended June 27, 2021 and, in addition to the changes discussed above, the Company continued to make changes to certain internal controls to reflect the operations of PAE’s recent acquisitions of Metis and CENTRA. There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. There have been no material changes from the risk factors set forth in Part I, Item 1A “Risk Factors” on Form 10-K/A for the year ended December 31, 2020, other than the additional risk factor provided below, which is an update to the risk factor included in Part II, item 1A of our Form 10-K/A for the year ended December 31, 2020.

PAE relies on contracts with U.S. Government entities for substantially all of its revenue. A loss of contracts, a failure to obtain new contracts or a reduction of services provided under existing contracts with the U.S. Government, including as a result of a reduction in U.S. Government spending, could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Substantially all of PAE’s revenue is derived from services ultimately provided to the U.S. Government. For the year ended December 31, 2020, PAE generated approximately 89.5% of its total revenue from contracts with the U.S. Government, with 35.7% of its total revenue from the DoD and 18.7% of its total revenue from the DoS. For the six months ended June 27, 2021, PAE’s largest single contract accounts for approximately 8.8% of its total revenue. The remainder of its revenue is derived from other U.S. agencies, including DHS, National Aeronautics and Space Administration (“NASA”), U.S. intelligence agencies, the National Science Foundation, non-governmental organizations and U.S. Government allies. PAE expects that U.S. Government contracts will continue to be its primary source of revenue for the foreseeable future. The continuation and renewal of PAE’s existing U.S. Government contracts and entrance into new U.S. Government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. Government agencies. Changes in U.S. Government spending could directly affect PAE’s operating performance and result in a loss of expected revenue. The loss or significant reduction in government funding of a program in which PAE participates could also result in a material decrease to PAE’s future sales, earnings and cash flows.

U.S. Government contracts are also conditioned upon the approval of spending by the U.S. Congress. In addition, Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. The factors that could impact U.S. Government spending and reduce PAE’s U.S. Government contracting business include: (i) policy and/or spending changes implemented by presidential administrations or Congress; (ii) a significant decline in, or reapportioning of, spending by the U.S. Government in general; (iii) changes, delays or cancellations of U.S. Government programs, requirements or policies; (iv) the adoption of new laws or regulations that affect companies that provide services to the U.S. Government; (v) U.S. Government shutdowns or other delays in the government appropriations process; (vi) changes in the political climate, including with regard to the funding or operation of the services PAE provides; and (vii) general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which PAE operates.

A change in any number of public policy objectives, including with respect to national security and foreign aid, could materially impact PAE’s business. For example, the U.S. Government’s April 2021 decision to withdraw U.S. troops and contractor personnel from Afghanistan has impacted the Company’s work in Afghanistan, including the National Maintenance Strategy program, which is one of PAE’s larger contracts and is expected to conclude in the third quarter of 2021. Also, by way of example, changes in immigration policy and border protection in the United States could negatively impact PAE’s business.

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

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

10.1*	Retention Agreement with Clint Bickett, Interim President of Global Mission Services

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Aug 5, 2021	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Interim President & Chief Executive Officer
Executive Vice President & Chief Financial Officer