Form 10-Q
period 2021-09-26
PAE Inc
filed 2021-11-04
CIK 1720821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s common stock outstanding as of November 2, 2021 was 93,117,234

PAE Incorporated
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PAE Incorporated
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Revenues	$689,514	$666,240	$2,185,279	$1,926,795

Cost of revenues	511,852	512,877	1,643,470	1,474,763
Selling, general and administrative expenses	140,170	119,168	428,237	361,945
Amortization of intangible assets	12,630	8,047	37,476	24,141
Total operating expenses	664,652	640,092	2,109,183	1,860,849

Program profit	24,862	26,148	76,096	65,946
Other operating income, net	1,174	2,384	6,897	4,338

Operating income	26,036	28,532	82,993	70,284
Interest expense, net	(13,109)	(13,607)	(38,783)	(48,312)
Other income, net	16,399	5,000	17,533	15,645
Income before income taxes	29,326	19,925	61,743	37,617
Expense (benefit) from income taxes	1,495	4,194	6,730	(1,582)
Net income	27,831	15,731	55,013	39,199
Noncontrolling interest in earnings of ventures	(1,958)	413	(2,510)	1,344
Net income attributed to PAE Incorporated	$29,789	$15,318	$57,523	$37,855

Net income per share attributed to PAE Incorporated:
Basic	$0.32	$0.17	$0.62	$0.47
Diluted	$0.31	$0.16	$0.60	$0.46

Weighted average shares outstanding:
Basic	93,122,414	92,070,306	92,949,301	81,323,258
Diluted	95,836,986	93,392,565	95,599,019	82,115,825
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020

Net income	$27,831	$15,731	$55,013	$39,199

Other comprehensive (loss) income:
Change in foreign currency translation adjustment, net of tax	(282)	780	(647)	(137)
Other, net	2	1	1	424
Other comprehensive (loss) income	(280)	781	(646)	287

Comprehensive income	27,551	16,512	54,367	39,486
Comprehensive (loss) income attributed to noncontrolling interests	(2,050)	505	(2,752)	1,287
Comprehensive income attributed to PAE Incorporated	$29,601	$16,007	$57,119	$38,199
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	September 26,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$157,268	$85,908
Accounts receivable, net	524,707	585,511
Prepaid expenses and other current assets	63,043	61,607
Total current assets	745,018	733,026

Property and equipment, net	36,600	27,615
Investments	15,407	18,272
Goodwill	593,171	590,668
Intangible assets, net	220,734	258,210
Operating lease right-of-use assets, net	192,638	191,370
Other noncurrent assets	14,928	10,209
Total assets	$1,818,496	$1,829,370

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$124,959	$152,962
Accrued expenses	107,446	114,222
Customer advances and billings in excess of costs	106,221	106,475
Salaries, benefits and payroll taxes	153,229	145,186
Accrued taxes	12,132	15,582
Current portion of long-term debt, net	7,036	5,961
Operating lease liabilities, current portion	47,205	46,756
Other current liabilities	38,559	45,037
Total current liabilities	596,787	632,181

Deferred income taxes, net	11,006	4,389
Long-term debt, net	865,016	860,306
Long-term operating lease liabilities	150,280	145,569
Warrant liability	32,934	50,467
Other long-term liabilities	13,509	30,273
Total liabilities	1,669,532	1,723,185

Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value per share: 210,000,000 shares authorized; 93,115,801 and 92,040,654 shares issued and outstanding as of September 26, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	171,807	188,685
Accumulated deficit	(59,098)	(116,621)
Accumulated other comprehensive income	1,230	1,876
Total PAE Incorporated stockholders' equity	113,948	73,949
Noncontrolling interests	35,016	32,236
Total liabilities and stockholders’ equity	$1,818,496	$1,829,370
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	282,047	$3	$101,742	$(145,371)	$(134)	$(43,760)	$31,851	$(11,909)
Retrospective application of the Recapitalization	20,845,776	(1)	1		—	—	—	—
Adjusted balance at December 31, 2019	21,127,823	2	101,743	(145,371)	(134)	(43,760)	31,851	(11,909)
Net income	—	—	—	25,984	—	25,984	166	26,150
Other comprehensive loss, net	—	—	—	—	(695)	(695)	—	(695)
Equity contributions from venture partners	—	—	13	—	—	13	152	165
Equity infusion from Gores	46,999,787	5	307,936	—	—	307,941	—	307,941
Private placement	23,913,044	2	212,908	—	—	212,910	—	212,910
Payment to Shay stockholders	—	—	(424,243)	—	—	(424,243)	—	(424,243)
Balance at March 29, 2020	92,040,654	$9	$198,357	$(119,387)	$(829)	$78,150	$32,169	$110,319
Net (loss) income	—	—	—	(3,446)	—	(3,446)	765	(2,681)
Other comprehensive income, net	—	—	—	—	201	201	—	201
Distributions to venture partners and other	—	—	—	—	—	—	(443)	(443)
Equity contributions from venture partners	—	—	—	—	—	—	1,939	1,939
Payment to Shay stockholders	—	—	(20,169)	—	—	(20,169)	—	(20,169)
Stock-based Compensation	—	—	3,700	—	—	3,700	—	3,700
Balance at June 28, 2020	92,040,654	$9	$181,888	$(122,833)	$(628)	$58,436	$34,430	$92,866
Net income	—	—	$—	$15,318	$—	$15,318	$413	$15,731
Other comprehensive income, net	—	—	—	—	781	781	—	781
Distributions to venture partners and other	—	—	—	—	—	—	174	174
Equity contributions from venture partners	—	—	(146)	—	—	(146)	—	(146)
Payment to Shay stockholders	—	—	818	—	—	818	—	818
Stock-based Compensation	—	—	4,318	—	—	4,318	—	4,318
Balance at September 27, 2020	92,040,654	$9	$186,878	$(107,515)	$153	$79,525	$35,017	$114,542

PAE Incorporated Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) / Income	Total PAE Incorporated Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	92,040,654	$9	$188,685	$(116,621)	$1,876	$73,949	$32,236	$106,185
Net income (loss)	—	—	—	13,384	—	13,384	(1,111)	12,273
Other comprehensive loss, net	—	—	—	—	(995)	(995)	—	(995)
Equity contributions from venture partners	—	—	—	—	—	—	467	467
Deconsolidation of venture	—	—	—	—	—	—	188	188
Purchase of noncontrolling interest	—	—	(17,398)	—	—	(17,398)	2,224	(15,174)
Stock-based compensation tax withholding obligation	—	—	(5,659)	—	—	(5,659)		(5,659)
Stock-based compensation	—	—	2,270	—	—	2,270	—	2,270
Balance at March 28, 2021	92,040,654	$9	$167,898	$(103,237)	$881	$65,551	$34,004	$99,555
Net income	—	—	—	14,350	—	14,350	559	14,909
Other comprehensive income, net	—	—	—	—	629	629	—	629
Distributions to venture partners	—	—	—	—	—	—	(850)	(850)
Purchase of noncontrolling interest	—	—	(8)	—	—	(8)	—	(8)
Stock-based compensation	—	—	2,355	—	—	2,355	—	2,355
Balance at June 27, 2021	92,040,654	$9	$170,245	$(88,887)	$1,510	$82,877	$33,713	$116,590
Net income (loss)	—	$—	$—	$29,789	$—	$29,789	$(1,958)	$27,831
Other comprehensive loss, net	—	—	—	—	(280)	(280)	—	(280)
Distributions to venture partners	—	—	—	—	—	—	(500)	(500)
Equity contributions from venture partners	—	—	—	—	—	—	3,761	3,761
Stock-based compensation tax withholding obligation	—	—	(160)	—	—	(160)	—	(160)
Stock-based compensation	—	—	1,722	—	—	1,722	—	1,722
Balance at September 26, 2021	92,040,654	$9	$171,807	$(59,098)	$1,230	$113,948	$35,016	$148,964
See accompanying notes to condensed consolidated financial statements

PAE Incorporated
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 26,	September 27,
	2021	2020
Operating activities
Net income	$55,013	$39,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	7,768	7,263
Amortization of intangible assets	37,476	24,141
Amortization of debt issuance cost	2,387	9,560
Stock-based compensation	6,347	8,018
Net undistributed income from unconsolidated ventures	(8,625)	(3,533)
Deferred income taxes, net	7,249	(12,044)
Change in fair value of warrant liability	(17,533)	(19,132)
Other non-cash activities, net	(2,714)	382
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	61,375	(3,477)
Accounts payable	(28,195)	15,852
Accrued expenses	(7,105)	4,252
Customer advances and billings in excess of costs	(256)	8,923
Salaries, benefits and payroll taxes	7,488	10,975
Prepaid expenses and other current assets	(2,124)	(2,118)
Other current and noncurrent liabilities	(19,620)	71
Investments	9,907	2,793
Other noncurrent assets	(5,576)	5,903
Accrued taxes	(3,458)	(4,904)
Net cash provided by operating activities	99,804	92,124
Investing activities
Expenditures for property and equipment	(19,577)	(2,628)
Proceeds from sales of property	5,195	—
Acquisition of CENTRA Technology, Inc., net of acquired cash	(1,441)	—
Acquisition of Metis Solutions Corporation, net of acquired cash	(521)	—
Acquisition of noncontrolling interest	(14,308)	—
Other investing activities, net	2,030	(72)
Net cash used in investing activities	(28,622)	(2,700)
Financing activities
Net contributions from noncontrolling interests	2,927	2,095
Borrowings on long-term debt	237,010	60,734
Repayments on long-term debt	(233,409)	(212,184)
Payment of debt issuance costs	—	(964)
Recapitalization from merger with Gores Holdings III, Inc.	—	605,713
Payment of underwriting and transaction costs	—	(27,267)
Distribution to selling stockholders	—	(439,719)
Stock-based compensation tax withholding obligation	(5,818)	—
Other financing activities, net	—	(292)
Net cash provided by (used in) financing activities	710	(11,884)
Effect of exchange rate changes on cash and cash equivalents	(532)	(129)
Net increase in cash and cash equivalents	71,360	77,411
Cash and cash equivalents at beginning of period	85,908	68,035
Cash and cash equivalents at end of period	$157,268	$145,446

Supplemental cash flow information
Cash paid for interest	$40,048	$35,085
Cash paid for taxes	$9,343	$5,304
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

On February 10, 2020 (the “Closing Date”), the Company completed the previously announced business combination (the “Business Combination”) in which Shay Holding Corporation (“Shay”) was acquired by Gores III. The transaction was completed in a multi-step process pursuant to which Shay ultimately merged with and into a wholly-owned subsidiary of Gores III, with the Gores III subsidiary continuing as the surviving company. As a result of the Business Combination, each share of common stock of Shay was cancelled and converted into the right to receive a portion of the consideration payable in connection with the transaction and Gores III acquired Shay (as it existed immediately prior to the Second Merger, as such term is defined in that certain Agreement and Plan of Merger, dated November 1, 2019, by and among Gores III, EAP Merger Sub, Inc., EAP Merger Sub II, LLC, Shay, and Platinum Equity Advisors, LLC (in its capacity as the stockholder representative) (the “Gores Merger Agreement”)) and its subsidiaries. Additionally, the stockholders of Shay as of immediately prior to the transaction held a portion of the common stock of the Company.

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

The Company closes its books and records on the last Sunday of the calendar quarter to align its financial closing with its business process, which were on September 26, 2021 and September 27, 2020, respectively. The condensed consolidated financial statements and disclosures included herein are labeled based on that convention. This practice only affects interim periods, as the Company’s fiscal year ends on December 31.

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

3. Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective in 2021 and interim periods within that year and permits for an early adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of the guidance did not have a material impact on its financial statements and related disclosures.
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
4. Revenues
Disaggregated Revenues
Disaggregated revenues by customer type were as follows (in thousands):

	Three Months Ended September 26, 2021
	GMS	NSS	Total
DoD	$129,261	$87,886	$217,147
Other U.S. government agencies	288,543	131,212	419,755
Commercial and non-U.S. customers	30,274	22,338	52,612
Total	$448,078	$241,436	$689,514

	Nine Months Ended September 26, 2021
	GMS	NSS	Total
DoD	$486,292	$251,706	$737,998
Other U.S. government agencies	824,920	383,155	1,208,075
Commercial and non-U.S. customers	169,770	69,436	239,206
Total	$1,480,982	$704,297	$2,185,279

	Three Months Ended September 27, 2020
	GMS	NSS	Total
DoD	$203,693	$65,354	$269,047
Other U.S. government agencies	270,344	57,379	327,723
Commercial and non-U.S. customers	47,309	22,161	69,470
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
DoD	$595,933	$194,629	$790,562
Other U.S. government agencies	781,004	177,535	958,539
Commercial and non-U.S. customers	109,706	67,988	177,694
Total	$1,486,643	$440,152	$1,926,795

Revenues by contract type were as follows (in thousands):

	Three Months Ended September 26, 2021
	GMS	NSS	Total
Cost-reimbursable	$218,152	$89,948	$308,100
Fixed-price	191,530	85,287	276,817
Time and materials	38,396	66,201	104,597
Total	$448,078	$241,436	$689,514

	Nine Months Ended September 26, 2021
	GMS	NSS	Total
Cost-reimbursable	$764,625	$273,695	$1,038,320
Fixed-price	532,789	246,840	779,629
Time and materials	183,568	183,762	367,330
Total	$1,480,982	$704,297	$2,185,279

	Three Months Ended September 27, 2020
	GMS	NSS	Total
Cost-reimbursable	$302,795	$35,656	$338,451
Fixed-price	161,024	62,568	223,592
Time and materials	57,527	46,670	104,197
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
Cost-reimbursable	$868,780	$106,848	$975,628
Fixed-price	481,309	185,218	666,527
Time and materials	136,554	148,086	284,640
Total	$1,486,643	$440,152	$1,926,795
Disaggregated revenues by geographic location were as follows (in thousands):

	Three Months Ended September 26, 2021
	GMS	NSS	Total
United States	$246,903	$239,723	$486,626
International	201,175	1,713	202,888
Total	$448,078	$241,436	$689,514

	Nine Months Ended September 26, 2021
	GMS	NSS	Total
United States	$801,944	$700,299	$1,502,243
International	679,038	3,998	683,036
Total	$1,480,982	$704,297	$2,185,279

	Three Months Ended September 27, 2020
	GMS	NSS	Total
United States	$275,785	$142,890	$418,675
International	245,561	2,004	247,565
Total	$521,346	$144,894	$666,240

	Nine Months Ended September 27, 2020
	GMS	NSS	Total
United States	$802,230	$434,904	$1,237,134
International	684,413	5,248	689,661
Total	$1,486,643	$440,152	$1,926,795

Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenue to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued underneath an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of September 26, 2021 and December 31, 2020 was $1,701.1 million and $1,722.0 million, respectively.
As of September 26, 2021, the Company expects to recognize approximately 87.8% and 12.2% of the remaining performance obligations balance as revenue over the next year and thereafter, respectively.
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
Contract assets and contract liabilities consisted of the following as of the dates presented (in thousands):

	September 26,	December 31,
	2021	2020
Contract assets	$358,345	$360,552
Contract liabilities	$106,221	$106,475
The decrease in contract assets of $2.2 million during the nine months ended September 26, 2021 was primarily due to the timing of billings, partially offset by revenue recognized related to the satisfaction of performance obligations.
The decrease in contract liabilities of $0.3 million during the nine months ended September 26, 2021 was primarily due to the timing of advance payments from customers offset by revenue recognized during the period.
The Company recognized $89.5 million and $34.6 million during the nine months ended September 26, 2021 and September 27, 2020, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods. The Company recognized $5.9 million and $1.2 million during the three months ended September 26, 2021 and September 27, 2020, respectively, relating to amounts that were included in the beginning balance of contract liabilities for each of the periods.

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

During the third quarter of 2020, pursuant to the post-closing adjustment provisions contained in the Gores Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. In addition, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.

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

7. Accounts Receivable, net
The components of accounts receivable, net consisted of the following as of the dates presented (in thousands):

	September 26,	December 31,
	2021	2020
Billed receivables	$170,005	$227,787
Unbilled receivables	358,345	360,552
Less allowance for credit losses	(3,643)	(2,828)
Total accounts receivables, net	$524,707	$585,511
As of September 26, 2021 approximately 92.4% of the Company’s accounts receivable are with the U.S. government.
8. Goodwill and Intangible Assets, net
Goodwill
There was no impairment for the three month and nine month periods ended September 26, 2021 and September 27, 2020, respectively.

Intangible Assets, net
The components of intangible assets, net consisted of the following as of the dates presented (in thousands):

	September 26, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(184,427)	$206,473
Technology	1,700	(1,700)	—
Trade name	24,800	(10,539)	14,261
Total	$417,400	$(196,666)	$220,734

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$390,900	$(149,163)	$241,737
Technology	1,700	(1,700)	—
Trade name	24,800	(8,327)	16,473
Total	$417,400	$(159,190)	$258,210
As of the nine months period ended September 26, 2021, customer relationships and trade name intangibles had weighted average remaining useful lives of 7.6 years and 5.2 years, respectively.
For the nine months ended September 26, 2021 and September 27, 2020, amortization expense was approximately $37.5 million and $24.1 million, respectively. For the three months ended September 26, 2021 and September 27, 2020, amortization expense was approximately $12.6 million and $8.0 million, respectively.
Estimated amortization expense in future years is expected to be:

As of
September 26, 2021
Remainder of 2021	$12,630
2022	50,089
2023	40,666
2024	33,782
2025	28,015
Thereafter	55,552
Total	$220,734

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
The cash flows generated by these VIEs are included within the Company’s condensed consolidated statements of cash flows. The condensed consolidated balance sheets include the following amounts from these consolidated VIEs as of the dates presented (in thousands):

	September 26,	December 31,
	2021	2020
Assets
Total assets	$149,866	$145,664

Liabilities and equity
Total liabilities	$99,559	$96,318
Total equity	50,307	49,346
Total liabilities and equity	$149,866	$145,664
The condensed consolidated statements of operations include the following amounts from consolidated VIEs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Income statements
Revenues	$97,986	$87,324	$300,999	$268,969
Cost of revenues	82,913	70,707	249,013	215,866
Selling, general and administrative expenses	18,998	16,595	55,289	50,477
Total operating expenses	101,911	87,302	304,302	266,343
Program (loss) income	(3,925)	22	(3,303)	2,626
Other loss, net	(96)	(32)	(715)	(241)
Net (loss) income	$(4,021)	$(10)	$(4,018)	$2,385

DZSP 21 LLC

On January 31, 2021, the Company, acquired the 49.0% minority interest in the DZSP 21 LLC (“DZSP”) joint venture from Parsons Government Services, Inc. for total consideration of $15.8 million. Following the completion of this transaction, the Company owns 100% of DZSP.

10. Debt
Long-term debt consisted of the following as of the dates presented (in thousands):

	September 26,	December 31,
	2021	2020
First Term Loan	$885,550	$890,000
Other debt	8,051	—
Total debt	893,601	890,000
Unamortized discount and debt issuance costs	(21,549)	(23,733)
Total debt, net of discount and debt issuance costs	872,052	866,267
Less current maturities of long-term debt	(7,036)	(5,961)
Total long-term debt, net of current	$865,016	$860,306
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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of September 26, 2021 and December 31, 2020, respectively.
Equipment Notes
The Company, through DZSP, entered into a line of credit with Bank of America for the financing of program specific equipment through the issuance of secured loan notes. Each note represents a separate and independent financing of equipment. As of September 26, 2021, PAE has two outstanding equipment loan notes (the “Equipment Notes”) in an aggregate amount of $8.1 million with a maturity date of March 2028 and August 2028, respectively.
The interest rate per annum applicable to the Equipment Notes is equal to a fixed rate of 2.8% and 2.9%, respectively.

Future principal maturities of the Company’s long-term debt are summarized as follows (in thousands):

As of
September 26, 2021
Remainder of 2021	$4,759
2022	10,016
2023	10,048
2024	10,082
2025	10,116
Thereafter	848,580
Total	$893,601
As of September 26, 2021 and December 31, 2020, the available borrowing capacity under the 2020 ABL Credit Agreement was approximately $151.8 million and $132.8 million, respectively.
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
As of September 26, 2021 and December 31, 2020, the applicable interest rate on the amounts borrowed under the First Term Loan was 5.3% for each period, respectively.
The interest rate per annum applicable to the 2020 Credit Agreements is equal to either a Base Rate or a LIBO Rate plus (i) a range of 0.8% to 1.3% in the case of Base Rate loans and (ii) a range of 1.8% to 2.3% in the case of LIBO Rate loans, each based on average availability as of the first day of each quarter.
As of September 26, 2021 and December 31, 2020, the applicable interest rate on amounts borrowed under the 2020 Revolving Credit Facility was 4.0% for each period, respectively.

Letters of Credit
The Company had ten outstanding letters of credit for program and insurance requirements totaling approximately $23.2 million as of September 26, 2021 and 13 outstanding letters of credit for program and insurance requirements totaling approximately $23.9 million as of December 31, 2020.

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
Further, if during the Earn-Out Period there is a change in control (as defined in the Gores Merger Agreement) that results in the holders of Class A Common Stock receiving a per share price in respect of their Class A Common Stock that is equal to or greater than the applicable Common Share Price required in connection with any Triggering Event (an “Acceleration Event”), then any such Triggering Event that has not previously occurred will be deemed to have occurred, and the Company must issue Earn-Out Shares accordingly.
If no Triggering Event is achieved within the Earn-Out Period, the Company will not be required to issue the Earn-Out Shares. No Triggering Event was achieved during the three month and nine month periods ended September 26, 2021.
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

The following table sets forth the computation of basic and diluted income per share attributable to the Company’s common stockholders for the periods presented (in thousands, except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020

Numerator:
Net income attributed to PAE Incorporated	$29,789	$15,318	$57,523	$37,855

Denominator:
Basic weighted average shares	93,122,414	92,070,306	92,949,301	81,323,258
Diluted weighted average shares	95,836,986	93,392,565	95,599,019	82,115,825

Basic income per share	$0.32	$0.17	$0.62	$0.47
Diluted income per share	$0.31	$0.16	$0.60	$0.46
The Company has not included the effect of 19,999,985 shares of Common Stock issuable upon the exercise of warrants in the calculation of diluted net income per share for the three months and nine months ended September 26, 2021. Warrants are excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.
The Company has not included the effect of 4,000,000 Earn-Out Shares in the calculation of basic and diluted net income per share for the three months and nine months ended September 26, 2021. The condition for the issuance of these shares is based on the weighted average closing sale price of the Company’s Class A Common Stock and such condition has not been met as of September 26, 2021.
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
13. Leases
As of September 26, 2021, the Company had right-of-use (“ROU”) assets, net of $192.6 million and lease liabilities of $197.5 million recorded on the condensed consolidated balance sheet.
The Company rents certain facilities and equipment under operating leases. The Company’s total lease cost is recorded primarily within selling, general and administrative expenses on the condensed consolidated statements of operations. Rents which are directly chargeable to a project are charged to cost of revenues.
During the three month and nine month periods ended September 26, 2021, the Company recognized operating lease costs of approximately $15.3 million and $46.1 million, respectively.

The Company’s future minimum operating lease payments for noncancelable operating leases were as follows (in thousands):

September 26, 2021
Remainder of 2021	$12,432
2022	47,908
2023	43,401
2024	35,333
2025	28,928
Thereafter	69,772
Total future minimum lease payments	237,774
Less imputed interest	40,289
Present value of minimum lease payments	197,485
Less current maturities of lease liabilities	47,205
Long-term lease liabilities	$150,280
The weighted-average remaining lease term and the weighted-average discount rate for the Company’s operating leases were approximately 6.6 years and 6.0%, respectively, at September 26, 2021.
The Company made cash payments of approximately $12.2 million and $36.5 million for operating leases for the three month and nine month periods ended September 26, 2021, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

Valuation Inputs	September 26, 2021	December 31, 2020

Asset price	$5.7	$9.2
Exercise price	$11.5	$11.5
Contractual term	3.4	4.1
Volatility	84.1%	50.0%
Risk-free rate of return	0.6%	0.3%
Dividend yield	—%	—%

Details of the changes in fair value for the public warrants and private placement warrants are as follows:

Public warrant liability	September 26, 2021

Public warrant liability as of December 31	$30,667
Changes in fair value	(13,200)
Ending public warrant liability	$17,467

Private warrant liability	September 26, 2021

Private warrant liability as of December 31	$19,800
Changes in fair value	(4,333)
Ending private warrant liability	$15,467

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

16. Segment Reporting
The Company's operations and reportable segments are organized around the nature of the services and products provided to customers. The Company defines its reportable segments based on the way the chief operating decision maker (“CODM”) manages the operations of the Company for purposes of allocating resources and assessing performance.

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

The following table shows information by reportable segment for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2021	2020	2021	2020
Revenues
GMS	$448,078	$521,346	$1,480,982	$1,486,643
NSS	241,436	144,894	704,297	440,152
Corporate	—	—	—	—
Total revenues	$689,514	$666,240	$2,185,279	$1,926,795

Operating income (loss)
GMS	$20,459	$31,401	$73,673	$75,541
NSS	13,091	5,679	33,729	17,770
Corporate	(7,514)	(8,548)	(24,409)	(23,027)
Total operating income	$26,036	$28,532	$82,993	$70,284

Amortization of intangible assets
GMS	$4,161	$4,115	$12,483	$12,346
NSS	8,469	3,932	24,993	11,795
Corporate		—	—	—
Total amortization of intangible assets	$12,630	$8,047	$37,476	$24,141

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

17. Related-Party Transactions
Tax Overpayment/Underpayment Amount

In connection with the Business Combination, the Shay Stockholders are entitled to a payment of the net cash savings in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing Date. The liability for this estimated payment and the corresponding charge to equity of $4.7 million are reflected in the Company’s consolidated balance sheet as of September 26, 2021.

Advisory Services

During the nine months ended September 26, 2021, there were no management fees, transaction and advisory fee recognized related to any of the Company’s affiliates. During the nine months ended September 27, 2020, the Company recognized management fees, transaction and advisory fees, and related expenses of approximately $15.8 million. These expenses were for services rendered by one or more affiliates of Platinum Equity, LLC. As a result of the Business Combination, $15.0 million was included with other similar transactional expenses and recorded as a reduction to the recapitalized equity and $0.8 million was recorded in selling, general and administrative expenses.

18. Income Taxes
The Company’s provision for income tax expense (benefits) was approximately $1.5 million and $6.7 million and its effective income tax rates were 5.1% and 10.9% for the three months and nine months period ended September 26, 2021, respectively. The Company’s provision for income tax expense (benefits) were approximately $4.2 million, and $(1.6) million and its effective income tax rates were 21.0% and (4.2)% for the three months and nine months periods ended September 27, 2020, respectively.

The provision for income taxes for the period ended September 26, 2021 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of Foreign Derived Intangible Income (“FDII”), nontaxable income including the fair value adjustment for warrants, offset by the effect of foreign operations. The provision for income taxes for the period ended September 27, 2020 differed from the U.S. federal statutory rate computed by applying the U.S. federal statutory rate to income or loss before income taxes primarily due to the benefit of FDII, increased prior year interest expense deduction under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”) adjustments, nontaxable income including the fair value adjustment for warrants, and settlement of foreign taxes, offset by disallowed compensation deduction under Internal Revenue Code Section 162(m) and disallowed transaction costs.

On March 27, 2020, the CARES Act was signed into law. Under the CARES Act, the Company deferred $37.0 million of employer share of Social Security tax that will be paid equally by December 31, 2021 and 2022.

19. Subsequent Events
On October 25, 2021, PAE Incorporated (the “Company”) entered into an Agreement and Plan of Merger (the “Amentum Merger Agreement”) with Amentum Government Services Holdings LLC (“Parent”) and Pinnacle Virginia Merger Sub Inc., an indirect wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company continuing as the surviving company of the Merger and an indirect wholly-owned subsidiary of Parent (the “Surviving Corporation”). Pursuant to the terms and conditions set forth in the Amentum Merger Agreement, at the effective time of the merger (the “Effective Time”), each share of Class A common stock par value $0.0001 of the Company outstanding as of immediately prior to the Effective Time will automatically be canceled, extinguished and converted into the right to receive an amount equal to $10.05 in cash per share, net any applicable withholding and without interest. The Amentum Merger Agreement prohibits the Company and its advisors and representatives from soliciting, encouraging, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions. However, during the period beginning on October 25, 2021 and continuing until November 29, 2021 (the “Go-Shop Period”), the Company is permitted to take such actions with respect to certain competing acquisition proposals. At the end of the Go-Shop Period, the Company will cease such activities and will be subject to customary “no shop” restrictions on its ability to solicit third party proposals relating to competing acquisition proposals or to provide information to and engage in discussions with certain third parties. In the event the Amentum Merger Agreement is terminated by the Company in certain circumstances, the Company may be required to pay a termination fee of either $15.0 million or $30.0 million (including in order to enter into a definitive agreement with respect to a Company Superior Proposal, as defined in the Amentum Merger Agreement) to the Parent. The termination rights of the parties to the Amentum Merger Agreement are subject to certain notice, cure and other rights.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the MD&A and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2021 and the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Unless otherwise noted, the MD&A compares the three month and nine month periods ended September 26, 2021 to the three month and nine month periods ended September 27, 2020.
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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2020 Annual Report on Form 10-K/A in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•a loss of, or reduction in scope of existing, contracts with the U.S. Government or its agencies or other state, local or foreign governments or agencies, including as a result of a reduction in government spending or changes in government spending;
•U.S. Government shutdowns or other delays in the government appropriations process;
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
•issues arising from the interpretation and application of foreign law affecting our overseas operations, including taxation, labor and employment law, and business licenses and registration;
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
•risks from operating internationally;

•the effects of COVID-19 and other pandemics or health epidemics, including disruptions to our workforce and the impact on government spending and compliance with U.S. vaccine mandates as applicable to contractor workforces;
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
This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-Q can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the three month and nine month periods ended September 27, 2020, are those of Shay and its subsidiaries for the period prior to the Closing and the financial information and data of PAE Incorporated and its subsidiaries for the period subsequent to the Closing, and the financial information and data for the three month and nine month periods ended September 26, 2021 includes the financial information and data of PAE Incorporated and its subsidiaries. See Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” for additional information.
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
Factors Affecting PAE’s Operating Results
Recent Developments
As described in Note 19 - “Subsequent Events” of the notes to the condensed consolidated financial statements, the Company entered into the Amentum Merger Agreement. The transaction is expected to close in the first quarter of 2022.
Business Combinations and Acquisitions
Business Combination

Merger Consideration
As described in Note 1 - “Description of Business” and Note 6 - “Business Combinations and Acquisitions” of the notes to the consolidated financial statements, the Company completed the Business Combination on February 10, 2020. Pursuant to the terms of the Gores Merger Agreement, the aggregate merger consideration paid for the Business Combination was approximately $1,427.0 million. The consideration paid to the Shay Stockholders consisted of a combination of cash and stock consideration. The aggregate cash consideration paid to the Shay Stockholders at the Closing was approximately $424.2 million, consisting of (a) approximately $408.0 million of cash available to Gores III from its trust account, after giving effect to income and franchise taxes payable in respect of interest income earned in the trust account and redemptions that were elected by Gores III’s public stockholders, plus (b) all of Gores III’s other cash and cash equivalents, plus (c) gross proceeds of approximately $220.0 million from a private placement offering conducted by Gores III in which investors purchased an aggregate of 23,913,044 shares of Class A Common Stock for $9.20 per share, less (d) certain transaction fees and expenses, including the payment of deferred underwriting commissions agreed to at the time of Gores III’s initial public offering, less (e) certain payments to participants in the 2016 Participation Plan, less (f) approximately $136.5 million used to repay a portion of the indebtedness of Shay immediately prior to the Closing, less (g) approximately $33.8 million of transaction fees and expenses of Shay. The remainder of the consideration paid to the Shay Stockholders consisted of 21,127,823 newly issued shares of Class A Common Stock.
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
During the third quarter of 2020, pursuant to the post-closing adjustment provisions contained in the Gores Merger Agreement, the Company made a post-closing adjustment payment of $20.2 million to the Shay Stockholders. In addition, the Company paid $1.0 million to certain members of PAE management in connection with the post-closing adjustment, and such amount was recorded as compensation expense.
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

Financial and Other Highlights
From December 31, 2020 to September 26, 2021, PAE’s overall contract backlog decreased by 4.8% from $7,915.4 million to $7,536.0 million, of which $800.8 million was funded as of September 26, 2021. The reduction in backlog was primarily attributable to an approximate $364.0 million related to the Afghanistan demobilization. Backlog is an operational measure representing PAE’s estimate of the amount of revenue that it expects to realize over the remaining life of awarded contracts and task orders; the funded backlog refers to the value on contracts for which funding is appropriated less revenues previously recognized on these contracts. Unfunded backlog represents the estimated future revenues to be earned from negotiated contracts for which funding has not been appropriated or authorized, and unexercised priced contract options. The total backlog consists of remaining performance obligations plus unexercised options. PAE believes backlog is a useful metric for investors because it is an important measure of business development performance and revenue growth. This metric is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. See Note 4 - “Revenues" of the notes to the condensed consolidated financial statements for more information.
The estimated value of PAE’s total backlog was as follows (in thousands):

	As of	As of
	September 26,	December 31,
	2021	2020
Global Mission Services:
Funded GMS backlog	$387,927	$946,711
Unfunded GMS backlog	4,496,641	4,445,442
Total GMS backlog	$4,884,568	$5,392,153
National Security Solutions:
Funded NSS backlog	$412,866	$476,618
Unfunded NSS backlog	2,238,612	2,046,634
Total NSS backlog	$2,651,478	$2,523,252
Total:
Funded backlog	$800,793	$1,423,329
Unfunded backlog	6,735,253	6,492,076
Total backlog	$7,536,046	$7,915,405

Trends and Factors Affecting PAE’s Future Performance
External Factors
PAE’s business primarily focuses on providing services to the U.S. Government and allied nations and organizations; PAE’s performance is inherently linked to governmental missions and goals. We have concentrated our business efforts on those missions and goals that are enduring and that have limited exposure to abrupt policy changes. For example, PAE has supported U.S. embassies since the 1970s. We are also trusted by our customers to support them on major policy initiatives that require immediate response to solve an acute crisis. Examples of this work include our rapid establishment and operation of Ebola treatment units in Liberia in 2015 and our work beginning in 2020 supporting COVID-19 testing and care, including on behalf of the state of Georgia converting a convention center to a COVID-19 treatment center in less than one week, mobilizing trained-and-ready test teams to conduct COVID-19 testing for the Southeastern Conference of the National Collegiate Athletic Association, and serving as the joint logistics and medical integrator for the Navajo Nation Department of Health’s COVID-19 response. More recently, we were awarded a contract by the U.S. Department of Health & Human Services to support a facility in Albion, Michigan caring for children who had entered the United States unaccompanied.

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
Current Economic Conditions
PAE believes that its industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. PAE’s contract awards typically extend to five years, including options, and it has a strong history of being awarded a majority of these contract options. Additionally, since PAE’s primary customers are departments and agencies within the U.S. Government, it has not historically had significant issues collecting its receivables. However, the economic environment, government debt levels, public policy decisions or other factors could adversely impact PAE’s business, financial condition or results of operations in the future. A recent example of this was the U.S. Government’s April 2021 decision to withdraw U.S. troops and contractor personnel from Afghanistan. Due to the fall of the Afghan government, this decision impacted all of the Company’s work in Afghanistan. PAE contracts in Afghanistan affected by this decision include work for the following programs: U.S. Embassy Kabul (AEK), National Maintenance Strategy (NMS), Enterprise Training Services Contract (ETSC), and Afghanistan Security and Mission Support Services (SaSS). As of the end of the quarter ended September 26, 2021, all of the aforementioned contracts have effectively concluded. As a result, we have experienced a $73.0 million negative impact to revenue from the Afghanistan demobilization, for the nine months ended September 26, 2021 as compared to the comparable period in 2020.

Impact of COVID-19
As the COVID-19 pandemic has evolved, we have worked with our stakeholders (including customers, employees, suppliers and local communities) to address the issues it has raised. Due to the widespread availability of vaccines and based on the guidance from local jurisdictions, most of our operating locations have now re-opened fully.

Due to the gradual and varied nature of re-opening in different jurisdictions, COVID-19 has had a marginally unfavorable impact on the Company’s results of operations for the three month and nine month periods ended September 26, 2021. Although our operations were disrupted by the COVID-19 pandemic, the impact has been mitigated due to the nature of our business. In particular, our U.S. Government customers took steps to ensure the continuance of many of the services provided by us and other contractors, including, but not limited to, designating certain PAE contracts as essential for continued performance and authorizing remote work for contractor personnel that cannot access worksites. In addition, the impact was further mitigated by Section 3610 of the CARES Act, which allows U.S. government agencies to reimburse contractors such as us at the minimum applicable contract billing rate for costs of certain paid leave for employees who cannot access work sites or telework through September 30, 2021. While the vast majority of our workforce has returned to full contract work, it is possible that the pandemic could evolve and lead the U.S. Government customers to again suspend or reduce work under certain of our contracts. On September 9, 2021, President Biden issued an executive order mandating COVID-19 vaccinations for employees of certain contractors to the U.S. Government. The Company is in the process of evaluating the impact of this executive order on its operations, contracts, workforce and subcontractors. Based on the new requirements it is possible that the Company will experience increased costs and labor disruptions, including loss of experienced personnel, and/or difficulty in filling open positions.

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

Management continues to expect that the impact of COVID-19 will be marginally unfavorable on our full year results based on information known to us at this time. Since our primary customers are departments and agencies within the U.S. Government, we have not historically had significant issues collecting our receivables and do not foresee issues collecting our receivables in the foreseeable future. In addition, our contract awards typically extend to at least five years, including options, and we have a strong history of being awarded a majority of these contract options; we do not anticipate that the pandemic will have a materially adverse impact on such awards.

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
Results of Operations
Comparison of Results for the Three Months Ended September 26, 2021 (unaudited) and September 27, 2020 (unaudited) (in thousands):

	Three Months Ended			Percent Change %
	September 26,	September 27,	Dollar Change
	2021	2020

Revenues	$689,514	$666,240	$23,274	3.5

Cost of revenues	511,852	512,877	(1,025)	(0.2)
Selling, general and administrative expenses	140,170	119,168	21,002	17.6
Amortization of intangible assets	12,630	8,047	4,583	57.0
Total operating expenses	664,652	640,092	24,560	3.8

Program profit	24,862	26,148	(1,286)	(4.9)
Other operating income, net	1,174	2,384	(1,210)	(50.8)

Operating income	26,036	28,532	(2,496)	31.1
Interest expense, net	(13,109)	(13,607)	498	(3.7)
Other income, net	16,399	5,000	11,399	228.0
Income before income taxes	29,326	19,925	9,401	47.2
Expense (benefit) from income taxes	1,495	4,194	(2,699)	(64.4)
Net income	27,831	15,731	12,100	76.9
Noncontrolling interest in earnings of ventures	(1,958)	413	(2,371)	(574.1)
Net income attributed to PAE Incorporated	$29,789	$15,318	$14,471	94.5
Revenues
Revenues for the three months ended September 26, 2021, increased by approximately $23.3 million, or 3.5%, from the comparable period in 2020. The increase was attributable to recent acquisitions and a net increase in program volume and new business, partially offset by an impact of $69.1 million from the Afghanistan demobilization.
Cost of revenues
Cost of revenues for the three months ended September 26, 2021, decreased by approximately $1.0 million, or 0.2%, from the comparable period in 2020. The decrease in cost of revenues was primarily driven by program performance and higher non labor revenue participation, partially offset by higher revenue volume.

Selling, general and administrative expenses
Selling, general and administrative expense for the three months ended September 26, 2021, increased by approximately $21.0 million, or 17.6%, from the comparable period in 2020. The increase in selling, general and administrative expenses was primarily driven by the recent acquisitions and higher fringe expenses.
Amortization of intangible assets
Amortization of intangible assets for the three months ended September 26, 2021, increased by approximately $4.6 million, or 57.0%, from the comparable period in 2020. The increase was associated with the acquisitions of CENTRA and Metis.
Other operating income, net
Other operating income, net for the three months ended September 26, 2021, decreased by approximately $1.2 million, from the comparable period in 2020. The decrease was driven by lower equity investments income.
Operating income
Operating income for the three months ended September 26, 2021, decreased by approximately $2.5 million, from the comparable period in 2020. The decrease resulted from higher selling, general and administrative expenses and increased amortization of intangible assets, partially offset by higher revenue volume.
Interest expense, net
Interest expense, net for the three months ended September 26, 2021, decreased by approximately $0.5 million, or 3.7%, from the comparable period in 2020. The decrease was primarily driven by lower cost of debt from refinancing in the fourth quarter of 2020, partially offset by higher borrowings.
Other income, net
Other income, net for the three months ended September 26, 2021, increased by approximately $11.4 million driven by the changes in fair value related to the accounting for our public warrants and private placement warrants.
Net income
Net income attributed to PAE for the three months ended September 26, 2021 was $29.8 million compared with a net income attributed to PAE of approximately $15.3 million in the comparable period in 2020. The increase in net income for the three-month period ended September 26, 2021, was primarily driven by factors impacting operating income.

Results of Operations
Comparison of Results for the Nine Months Ended September 26, 2021 and September 27, 2020 (in thousands):

	Nine Months Ended
	September 26,	September 27,	Dollar Change	Percent Change
	2021	2020

Revenues	$2,185,279	$1,926,795	$258,484	13.4%

Cost of revenues	1,643,470	1,474,763	168,707	11.4
Selling, general and administrative expenses	428,237	361,945	66,292	18.3
Amortization of intangible assets	37,476	24,141	13,335	55.2
Total operating expenses	2,109,183	1,860,849	248,334	13.3

Program profit	76,096	65,946	10,150	15.4
Other operating income, net	6,897	4,338	2,559	59.0

Operating income	82,993	70,284	12,709	18.1
Interest expense, net	(38,783)	(48,312)	9,529	(19.7)
Other income, net	17,533	15,645	1,888	12.1
Income before income taxes	61,743	37,617	24,126	64.1
Expense (benefit) from income taxes	6,730	(1,582)	8,312	(525.4)
Net income	55,013	39,199	15,814	40.3
Noncontrolling interest in earnings of ventures	(2,510)	1,344	(3,854)	(286.8)
Net income attributed to PAE Incorporated	$57,523	$37,855	$19,668	52.0%
Revenues
Revenues for the nine months ended September 26, 2021, increased by approximately $258.5 million, or 13.4%, from the comparable period in 2020. The increase was attributable to recent acquisitions and a net increase in program volume and new business, partially offset by a $73.0 million impact from the Afghanistan demobilization.
Cost of revenues
Cost of revenues for the nine months ended September 26, 2021, increased by approximately $168.7 million, or 11.4%, from the comparable period in 2020. The increase in cost of revenues was primarily driven by higher revenue volume, partially offset by improved program performance.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 26, 2021, increased by approximately $66.3 million, or 18.3%, from the comparable period in 2020. The increase in selling, general and administrative expenses was primarily driven by the recent acquisitions and higher fringe expenses.
Amortization of intangible assets
Amortization of intangible assets for the nine months ended September 26, 2021, increased by approximately $13.3 million, or 55.2%, from the comparable period in 2020. The increase was associated with amortizing certain customer relationships, development technologies, and trade names.
Other operating income, net
Other operating income, net for the nine months ended September 26, 2021, increased by approximately $2.6 million, or 59.0%, from the comparable period in 2020. This increase was primarily driven by increased equity investments income.
Operating income
Operating income for the nine months ended September 26, 2021, increased by approximately $12.7 million, or 18.1%, from the comparable period in 2020. The increase resulted from higher labor revenue participation and increased equity investments income.
Interest expense, net
Interest expense, net for the nine months ended September 26, 2021, decreased by approximately $9.5 million, or 19.7%, from the comparable period in 2020. This decrease was primarily driven by lower cost of debt from refinancing in the fourth quarter of 2020, partially offset by higher borrowings.
Other income, net
Other income, net for the nine months ended September 26, 2021, increased by approximately $1.9 million driven by the changes in fair value related to the accounting for our public warrants and private placement warrants.
Net income
Net income attributed to PAE for the nine months ended September 26, 2021 was $57.5 million compared with a net income attributed to PAE of approximately $37.9 million in the comparable period in 2020. The increase in net income for the nine months ended September 26, 2021, was primarily driven by factors impacting operating income.

PAE’s Segments
Comparison of Results by Segments for the Three Months Ended September 26, 2021, and September 27, 2020 (Unaudited) (in thousands):

	September 26, 2021		September 27, 2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$448,078	65.0	$521,346	78.3
NSS	241,436	35.0	144,894	21.7
Corporate	—	—	—	—
Consolidated revenues	$689,514	100.0	$666,240	100.0

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$20,459	3.0	$31,401	4.7
NSS	13,091	1.9	5,679	0.9
Corporate	(7,514)		(8,548)
Consolidated operating income	$26,036		$28,532
Global Mission Services Segment Results
Revenues
Revenues for the three months ended September 26, 2021, decreased by $73.3 million, or 14.1%, from the comparable period in 2020. The decrease was primarily driven by a $59.9 million impact from the Afghanistan demobilization and a $13.4 million reduction in contract volume net of new business revenue.
Operating income
Operating income for the three months ended September 26, 2021 decreased by $10.9 million from the comparable period in 2020. This decrease was primarily driven by higher selling, general and administrative expenses and lower revenue volume.
National Security Solutions Segment Results
Revenues
Revenues for the three months ended September 26, 2021 increased by $96.5 million, or 66.6%, from the comparable period in 2020. The increase was attributable to recent acquisitions and a net increase in program volume, partially offset by a $9.2 million decrease from the Afghanistan demobilization.

Operating income
Operating income for the three months ended September 26, 2021 increased by $7.4 million from the comparable period in 2020. The increase was primarily driven by higher revenue volume and improved program performance, partially offset by higher selling, general and administrative expenses.
PAE’s Segments
Comparison of Results by Segments for the Nine Months Ended September 26, 2021, and September 27, 2020 (Unaudited) (in thousands):

	September 26, 2021		September 27, 2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
GMS	$1,480,982	67.8%	$1,486,643	77.2%
NSS	704,297	32.2	440,152	22.8
Corporate	—	—	—	—
Consolidated revenues	$2,185,279	100.0%	$1,926,795	100.0%

	Operating Income (Loss)	Profit Margin %	Operating Income (Loss)	Profit Margin %
GMS	$73,673	3.4%	$75,541	3.9%
NSS	33,729	1.5	17,770	0.9
Corporate	(24,409)		(23,027)
Consolidated operating income	$82,993		$70,284
Global Mission Services Segment Results
Revenues
Revenues for the nine months period ended September 26, 2021, decreased by $5.7 million, or 0.4%, from the comparable period in 2020. This decrease was driven by a $52.1 million impact from the Afghanistan demobilization and a $34.4 million net decrease in contract volume, partially offset by $81.0 million attributable to new business including COVID relief opportunities.
Operating income
Operating income for the nine months period ended September 26, 2021 decreased by $1.9 million, or 2.5%, from the comparable period in 2020. The decrease was primarily driven by increased selling, general and administrative expenses and lower revenue volume, partially offset by increased equity investment income.

National Security Solutions Segment Results
Revenues
Revenues for the nine months period ended September 26, 2021 increased by $264.1 million, or 60.0%, from the comparable period in 2020. This increase was attributable to recent acquisitions and increase in program volume, partially offset by a $20.9 million decrease from the Afghanistan demobilization.
Operating income
Operating income for the nine months period ended September 26, 2021 increased by $16.0 million, or 89.8%, from the comparable period in 2020. The increase was primarily driven by higher revenue volume and improved program performance, partially offset by higher amortization of intangible assets.
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

In addition, the Company, through its DZSP subsidiary, entered into a line of credit with Bank of America for the financing of program specific equipment. As of September 26, 2021, PAE has two outstanding equipment loan notes (“Equipment Notes”) in an aggregate amount of $8.1 million with a maturity date of March 2028 and August 2028, respectively.

As of September 26, 2021, PAE had cash and cash equivalents totaling $157.3 million and the Company had no outstanding borrowings on its 2020 ABL Credit Agreement.

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

Cash Flows Analysis
Comparison of Results for the Three Months Ended September 26, 2021 (Unaudited), and September 27, 2020 (Unaudited) (in thousands):

	Three Months Ended
	September 26,	September 27,	Dollar Change
	2021	2020
Net cash provided by operating activities	$56,267	$36,536	$19,731
Net cash provided by (used in) investing activities	2,190	(1,140)	3,330
Net cash provided by (used in) financing activities	3,905	(27,480)	31,385
Effect of exchange rate changes on cash and cash equivalents	196	(939)	1,135
Net increase in cash and cash equivalents	$62,558	$6,977	$55,581

Net cash provided by operating activities
Net cash provided by operating activities for the quarter of $56.3 million, increased by $19.7 million over the prior year period, primarily as a result of higher cash collections and increases in customer advances and billings in excess of costs.
Net cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the three months ended September 26, 2021 increased from the comparable period in 2020, primarily driven by proceeds from sales of property and equipment and other assets, partially offset by higher expenditures in property, plant and equipment.
Net cash provided by (used in) financing activities
Cash used in financing activities for the three months ended September 26, 2021 was $3.9 million, an improvement of $31.4 million from the comparable period in 2020. The improvement was primarily driven by higher net borrowings and net contributions from noncontrolling interests.

Cash Flows Analysis
Comparison of Results for the Nine Months Ended September 26, 2021 (Unaudited), and September 27, 2020 (Unaudited) (in thousands):

	Nine Months Ended
	September 26,	September 27,	Dollar Change
	2021	2020
Net cash provided by operating activities	$99,804	$92,124	$7,680
Net cash used in investing activities	(28,622)	(2,700)	(25,922)
Net cash provided by (used in) financing activities	710	(11,884)	12,594
Effect of exchange rate changes on cash and cash equivalents	(532)	(129)	(403)
Net increase in cash and cash equivalents	$71,360	$77,411	$(6,051)
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 26, 2021 increased by $7.7 million from the comparable period in 2020, driven primarily by higher net income and cash collections which was partially offset by a use of cash related to accounts payable, accrued expenses and other current and noncurrent liabilities in the current period.
Net cash used in investing activities
Cash used in investing activities for the nine months ended September 26, 2021 increased by $25.9 million from the comparable period in 2020, primarily driven by the acquisition of the DZSP 49% minority interest from Parsons Government Services, Inc., and higher expenditures in property, plant and equipment.
Net cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the nine months ended September 26, 2021 improved by $12.6 million from the comparable period in 2020. The improvement was primarily driven by the Recapitalization.

For a discussion of the Recapitalization, see Note 6 – “Business Combinations and Acquisitions” of the notes to the condensed consolidated financial statements.

Financing
Long-term debt consisted of the following as of the dates presented (in thousands):

	September 26,	December 31,
	2021	2020
First Term Loan	$885,550	$890,000
Other debt	8,051	$—
Total debt	893,601	890,000
Unamortized discount and debt issuance costs	(21,549)	(23,733)
Total debt, net of discount and debt issuance costs	872,052	866,267
Less current maturities of long-term debt	(7,036)	(5,961)
Total long-term debt, net of current	$865,016	$860,306
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
PAE was in compliance with the financial covenants under the 2020 Credit Agreements as of September 26, 2021. See Note 10 - “Debt” of the notes to the condensed consolidated financial statements.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our PEO and PFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2021. Based upon such evaluation, the PEO and PFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described in Item 9A - “Controls and Procedures”, on our amended Annual Report on Form 10-K/A for the year ended December 31, 2020, a material weakness was identified in the accounting for warrants. Since identifying the material weakness, management took the necessary steps to address the causes of the material weakness to remediate this material weakness. The Company performed the following remediation efforts to address the material weakness identified:

•    Additional review procedures over complex financial instruments and accounting matters
•    Additional training and enhancements to the accounting policy related to the accounting for complex financial instruments

Management has been testing the Company’s controls to determine if they operate effectively over time. Management believes that the controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. Management will continue the evaluation of these controls through the end of the fiscal year.

Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting for the nine months ended September 26, 2021 and, in addition to the changes discussed above, the Company continued to make changes to certain internal controls to reflect the operations of PAE’s acquisitions of Metis and CENTRA. There have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

For a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 7, 2021. There have been no material changes from the risk factors set forth in Part I, Item 1A “Risk Factors” on Form 10-K/A for the year ended December 31, 2020, other than the additional risk factors provided below, which are updates to the risk factors included in Part II, item 1A of our Form 10-K/A for the year ended December 31, 2020 and in Part II, Item 1A of our Form 10-Q for the quarter ended June 27, 2021.

PAE relies on contracts with U.S. Government entities for substantially all of its revenue. A loss of contracts, a failure to obtain new contracts or a reduction of services provided under existing contracts with the U.S. Government, including as a result of changes in government policy or a reduction in U.S. Government spending, could adversely affect PAE’s operating performance and result in a loss of expected revenue.

Substantially all of PAE’s revenue is derived from services ultimately provided to the U.S. Government. For the year ended December 31, 2020, PAE generated approximately 89.5% of its total revenue from contracts with the U.S. Government, with 35.7% of its total revenue from the DoD and 18.7% of its total revenue from the DoS. For the nine months ended September 26, 2021, PAE’s largest single contract accounts for approximately 5.6% of its total revenue. The remainder of its revenue is derived from other U.S. agencies, including DHS, National Aeronautics and Space Administration (“NASA”), U.S. intelligence agencies, the National Science Foundation, non-governmental organizations and U.S. Government allies. PAE expects that U.S. Government contracts will continue to be its primary source of revenue for the foreseeable future. The continuation and renewal of PAE’s existing U.S. Government contracts and entrance into new U.S. Government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. Government agencies. Changes in U.S. Government spending could directly affect PAE’s operating performance and result in a loss of expected revenue. The loss or significant reduction in government funding of a program in which PAE participates could also result in a material decrease to PAE’s future sales, earnings and cash flows.

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

A change in any number of public policy objectives, including with respect to national security and foreign aid, could materially impact PAE’s business. For example, changes in immigration policy and border protection in the United States could negatively impact PAE’s business.

In addition, PAE’s business has been negatively impacted by the U.S. Government’s decision to withdraw its personnel and operations from Afghanistan in 2021. PAE contracts in Afghanistan affected by this decision include work for the following programs: U.S. Embassy Kabul (AEK), National Maintenance Strategy (NMS), Enterprise Training Services Contract (ETSC), and Afghanistan Security and Mission Support Services (SaSS). For the year ended December 31, 2020, PAE derived revenues of $393.6 million from its work in Afghanistan.

These or other factors have caused or could cause U.S. Government agencies to reduce their purchases under PAE’s contracts, to exercise their right to terminate PAE’s contracts in whole or in part, to issue temporary stop-work orders or to decline to exercise options to renew PAE’s contracts. The loss or significant curtailment of PAE’s material U.S. Government contracts, the decision by PAE’s customers not to renew existing contracts or a failure to enter into new contracts have adversely affected and could adversely affect PAE’s operating performance and result in a loss of expected revenue.

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

In certain circumstances, including civil war or increased insurgent activities, the U.S. Government may decide to terminate some or all U.S. Government activities, including PAE’s operations under applicable U.S. Government contracts, in a location, country or region and to withdraw all personnel. For example, as discussed above, the U.S. Government evacuated its personnel and ceased operations in Afghanistan in August 2021 and this had a negative impact on PAE’s business. Acts of terrorism and threats of armed conflicts in or around various areas in which PAE operates could limit or disrupt markets and its operations, including disruptions resulting from evacuation of personnel, cancellation of contracts or the loss of key employees, contractors or assets. Furthermore, PAE may experience liability arising from accidents or incidents, which could involve significant potential injury, involving its employees or third parties. PAE also may incur material costs to maintain the safety of its personnel or be subject to increasing insurance costs.

We face various risks related to public health crisis, such as the coronavirus (“COVID-19”), that could disrupt PAE’s business and result in loss of revenue or higher expenses.

Our operations face risks related to public health crises, such as the global outbreak of COVID-19 and other pandemic and epidemics. The ability of our personnel to work effectively and travel and the continued adequacy of our supply chains have been adversely impacted by the pandemic and responses thereto, such as the travel restrictions resulting from the

COVID-19 virus. Additionally, as a result of COVID-19, we have experienced, and expect that we will experience in the future, delays, or partial reductions or full suspensions of contract work, which have caused and could result in decreases of revenue and/or profit and may have a material adverse impact on our business. We have experienced increased medical, housing, facility cleaning, and other costs due to quarantine requirements imposed by various jurisdictions and exposure of our personnel to pandemics such as COVID-19. In addition, we are permitting employees to telework who can meet our customer commitments remotely, and many of our employees are teleworking. Due to COVID-19, we are uncertain when and how many teleworking employees will return to work in person. Moreover, we may be subject to additional cyber security risks as a result of a significant portion of our workforce working remotely. Due to the September 9, 2021 Executive Order mandating COVID-19 vaccinations for employees of certain contractors to the U.S. Government, we may experience increased costs and labor disruptions, including loss of experienced personnel, and/or difficulty in filling open positions. In addition, the resulting volatility in the global capital markets could, among other things, restrict our access to capital and/or increase our cost of capital. At this time, we cannot predict the impact of the COVID-19 pandemic or the duration of time that the pandemic and its impacts will last, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Trends and Factors Affecting PAE’s Future”.

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

The completion of the Merger is subject to a number of conditions, including, among others, the approval by our stockholders, which make the completion and timing of the completion of the Merger uncertain. Also, either we or Parent may terminate the Amentum Merger Agreement if the Merger has not been consummated by April 25, 2022 which may be extended until July 25, 2022 under certain conditions.

If the Merger is not completed on a timely basis, or at all, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•the market price of our common stock could decline;
•we could owe substantial termination fees to parent under certain circumstances;
•if the Amentum Merger Agreement is terminated and our Board of Directors (the “Board”) seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Parent has agreed to in the Amentum Merger Agreement;
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company’; and
•we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Amentum Merger Agreement. Either of these developments could adversely impact our ongoing business.

The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Company or, if not obtained, could prevent completion of the Merger.

Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, the National Security Law and other applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities may, among other things, consider the effect of the Merger on competition within their relevant jurisdiction. Under the Amentum Merger Agreement, we have agreed to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that we are not required to agree to any term, limitation, condition, restriction or requirement that, individually or in the aggregate, would have or would reasonably be expected to have a material and adverse effect on the condition (financial or otherwise), assets, liabilities, business or results of operations of the combined business, taken as a whole, after giving effect to the Merger.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger.

The Amentum Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquirer of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Parent.

The Amentum Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, including a go-shop provision, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative transaction. In this regard, during the period beginning on October 25, 2021 and continuing until November 29, 2021 (the “Go-Shop Period”), the Company is permitted to take such actions with respect to certain competing acquisition proposals. At the end of the Go-Shop Period, the Company will cease such activities and will be subject to customary “no shop” restrictions on its ability to solicit third party proposals relating to competing acquisition proposals or to provide information to and engage in discussions with certain third parties. Further, even if our Board withdraws or qualifies its recommendation with respect to the adoption of the Amentum Merger Agreement, unless the Amentum Merger Agreement has been terminated in accordance with its terms, we will still be required to submit our merger-related proposals to a vote at a special meeting of our stockholders. In addition, Parent generally has an opportunity to offer to modify the terms of the transactions contemplated by the Amentum Merger Agreement in response to any third-party alternative transaction proposal made to our Board before our Board may withdraw or qualify its recommendation with respect to the merger-related proposals.

In some circumstances, upon termination of the Amentum Merger Agreement, we may be required to pay a termination fee of either $15.0 million or $30.0 million to Parent.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash proposed to be received or realized in the Merger. In particular, a termination fee, if applicable, may be substantial, and could result in a potential third-party acquirer or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.

If the Amentum Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

We are subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect our business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Under the terms of the Amentum Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our business and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. While we have implemented retention bonuses for key personnel, prior to completion of the Merger, current and prospective employees of the Company may experience uncertainty about their roles within the surviving company following the completion of the Merger. Such uncertainty may have an adverse effect on our ability to attract or retain key management and other key personnel and in turn could adversely affect our business and results of operations.

Any legal proceedings or governmental inquiries in connection with the Merger, the outcomes of which are uncertain, could delay or prevent the completion of the Merger.

In connection with the Transaction, plaintiffs may file lawsuits against the Company, Parent, Merger Sub and/or the directors and officers of each company. In addition, we may face inquiries from governmental entities in connection with the Merger. Although we believe any such lawsuits would be meritless, the outcome of such litigation or governmental inquiry is uncertain. Such legal proceedings or governmental inquiries could also prevent or delay the completion of the Merger and result in additional costs and expenses to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

.
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

Dated: November 4, 2021	PAE Incorporated

	By:	/s/ Charles D. Peiffer
	Name:	Charles D. Peiffer
	Title:	Interim President & Chief Executive Officer
Executive Vice President & Chief Financial Officer